Form 10-K
period 1998-12-31
DIRECTRIX INC
filed 1999-04-15
CIK 1067310

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   Form 10-KSB
                 Annual Report Under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 For the fiscal
                          year ended December 31, 1998

                                 DIRECTRIX, INC.

                             A Delaware Corporation
                   IRS Employer Identification No. 13-4015248
                           SEC File Number: 000-25111

Current Address:                 Address Commencing Approximately June 15, 1999:
536 Broadway                     226 West 26th Street, Suite 12W
New York, New York 10012         New York, New York 10001
212) 941-1434                    (212) 741-6511


Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                              Common Stock, par value $.01

Directrix, Inc., (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements within the past 90 days.

Directrix is unaware of any delinquent filers pursuant to Item 405 of Regulation S-B.

Directrix's revenue for its most recent fiscal year: $9,581,000.

Directrix had 2,074,785 shares of Common Stock outstanding at March 15, 1999.

INTRODUCTION

         Directrix, Inc. ("Directrix"), a Delaware corporation, is a full service provider of all of the technical services necessary to create, support and deliver network television, video programming and data services -
network-in-a box(R) services. Directrix edits and assembles video/audio programming, Internet programming and other data into various formats and creates interstitial and promotional graphics, animation and other material to support the brand identity of customers' programming. Directrix also provides automated playback services for video/audio programming and Internet programming from its master control and digital playback facilities. Directrix can distribute its customers' programming and data to cable head ends, direct to consumers and other locales via satellite, the Internet, fiber optic networks, regionally deployed video file servers and over other delivery modalities as they are developed and deployed.

FORMATION

         Spice Entertainment Companies, Inc. ("Spice") formed Directrix in 1998 as part of the transactions ("Playboy Transaction") relating to Spice's acquisition by Playboy Enterprises, Inc. ("Playboy"). On the March 15, 1999 closing of the Playboy Transaction (the "Closing Date"), Spice transferred to Directrix certain assets and agreements that were not part of the Playboy acquisition including Spice's master control and digital playback facility ("Operations Facility"), service agreements to provide network creation, playback and other technical services, certain rights to Spice's library of adult films, $750,000 in cash, certain prepaid assets and accounts receivables and Spice's option ("EMI Option") to acquire the stock or assets of Emerald Media, Inc.("EMI").

         EMI is a leading provider of adult television programming to the C-Band direct to home ("DTH") market and operates an adult Internet site. Directrix currently provides creative, playback and transponder services to EMI and licenses its adult film library to EMI. Directrix currently has no intent to exercise the EMI Option.

         As part of the Playboy Transaction, Spice acquired 173,784 shares of Playboy Class B Common Stock which it contributed to Directrix. Directrix plans to hold the Playboy stock for future financing needs.

MARKET FOR NETWORK-IN-A BOX SERVICES(R)

         In North America, television programming is delivered to the viewer principally via over-the-air broadcast, cable television and satellite delivery systems. The demand for entertainment content has increased as a result of the introduction of new broadcast networks, direct broadcast satellite systems, pay television, increased cable penetration, the growth of home video and the streaming of video content over the internet. The number of television networks also continues to increase primarily as a result of the increase in the channel capacity of cable television and direct broadcast satellite systems due to the ability to deliver digitally compressed television channels to the home.

         Digital compression expands a cable television system's channel capacity by a factor of 10 to 16 times that achievable in an uncompressed analog environment. In addition, digital compression has dramatically reduced transponder costs, the largest cost component of operating a satellite-delivered television network, since a single transponder can transmit up to 16 digitally compressed television channels. The new television networks have created a need for more hours of programming, which should increase demand for network services, such as those provided by Directrix. Directrix's services support the delivery of television programming through various channels of distribution, including cable, fiber, satellite delivery and file server systems and the Internet.

         Directrix is also positioned to nurture emerging networks which begin distribution by streaming video programming over the Internet. While video programming streamed over the Internet using telephone line modems is of lower quality than video programming delivered via broadcast or cable television, with the advent of broad band high speed modems such as cable modems and digital subscriber line modems, the video quality of Internet delivered programming will approach that of video delivered via broadcast, cable or satellite. Internet delivery is typically the first step towards satellite delivery on digital platforms - both cable television and direct broadcast satellite digital platforms. Directrix can handle all steps necessary for the transition to satellite delivery.

         Additional prospective Directrix clients include private networks and remote learning networks. Directrix can also provide data transmission services and video/data backhaul services moving video/data information from its origin to a source of multi-point distribution. The demand for backhaul services will continue to grow with the increased demand for video and data information.

         Spice began construction of the Operations Facility in the second quarter of 1995 and it went into service in the first quarter of 1997. The Operations Facility integrates both analog (videotape) and digital (data files) technologies to meet its customers' needs though Directrix primarily relies on its digital infrastructure. Digital information is easier to store, easier to manipulate and provides higher quality transmissions. In addition, videotape can wear out, in contrast to digitized information. Directrix believes that the television programming industry is moving toward an entirely digital platform and that, due to its advanced digital equipment, it is well positioned to provide efficient and effective playback services.

         Because of Directrix's capital investment in the Operations Facility and other equipment which is described below, Directrix can scale up its capacity to meet this demand. In addition, Directrix has, over the past few years, developed an operational team with over eight years of experience in providing full network operations for seven networks. This team added networks with minimal lead-time, incremental cost and capital investment.

PLAYBACK SERVICES

         Directrix can provide all or a portion of the technical and creative services necessary to create and distribute a television network over any of the available delivery methods including cable, DBS, the Internet and regionally deployed video file servers. The menu of available services includes post-production, creative and facilities services, network operations, transponder capacity, dedicated Internet backbone, and engineering services.

         Directrix also provides videotape playback and origination services. Prior to broadcast, program and interstitial material are checked for quality control and may be pre-compiled into final broadcast form prior to on-air playback. Control procedures are used to ensure on-air reliability. A variety of movie and show formatting and time compression services are available to prepare programming for distribution. Commercial, promotional, billboard, warning, logo and other integration, as well as source identification encoding, is performed. Directrix also provides program log and traffic support to programmers and affiliate relations and station coordination to aid their ordering and billing services. Directrix accepts daily program schedules, programs, promotions and advertising, and delivers 24 hours of seamless daily programming to home satellite subscribers. Directrix uses automated robotics systems for broadcast playback. Playback systems are both videotape (analog) and video file server-based (digital), and subtitling and "local avail" (commercial advertisement insertion) are supported.

         Directrix currently provides a full range of playback services for the four networks operated by EMI. Directrix is also providing playback and uplink services for the two Spice networks acquired by Playboy and the Spice Hot network which was acquired by Califa Entertainment Group, Inc. ("Califa"). Because of the scalability of Directrix's playback facility, Directrix can add new playback customers with little incremental cost.

         Post Production and Facilities Services. Directrix operates two large analog linear edit facilities and a third digital editing bay for non-linear editing, all of which incorporate software and peripherals which allow for automated and semi-automated creation of feature -length and short-form videos. Directrix also maintains two graphic suites used to produce three-dimensional graphics and animation for print, video and the worldwide web. Systems also include various codecs (technology used to encode and decode content) for the conversion of video content among various international standards and the incorporation of various data into the video signals.

         The Federal Communications Commission now requires closed captioning for most television programming. Directrix can provide this closed captioning services and has agreed to provide these services for Playboy and Califa.

         Directrix utilizes two MPEG-2 encoders for conversion of analog source materials to a variety of digitized formats. At the same time, Directrix can generate such material in RealVideo and Microsoft NetShow formats (the most popular methods of encoding Internet video streams) for transmission via the Internet. Directrix can also digitize materials in digital-video-disc (DVD) format and in alternative formats such as AVI, MPEG-1 and QuickTime. Directrix also maintains both analog and digital tape duplication facilities.

         Directrix also maintains duplication facilities for both analog and digital tape. An average of 110 75-minute features and 120 minutes of interstitial material is digitized monthly. Directrix utilizes primarily two MPEG-2 encoders (the industry standard for the digital encoding of programming), which are capable of taking source material from either analog or digital tape and creating digitized files for video file servers. At the same time, Directrix can generate such material in RealVideo and Microsoft NetShow formats (currently the most popular methods of encoding Internet video streams) for full-motion video transmission via the Internet. The duplication facilities are equipped to digitize materials in digital-video-disc format and in alternative formats such as AVI, MPEG-1 and QuickTime. In addition, Directrix currently provides one-to-one analog tape dubbing. The analog tape duplication facilities can be expanded to accommodate mass simultaneous tape duplication in various tape formats, including Beta SP, DigiBeta, VHS and SVHS.

         Directrix offers library services for storage and traffic of broadcast master tapes. Directrix's high-density fire-resistant tape storage facility currently holds 15,000 videotapes and can accommodate, in its current configuration, additional 21,700 videotapes. Videotapes are bar coded and tracked using Directrix's distributed database which can be customized to meet its customers' needs.

         Directrix offers these services in a package price or ordered on an a la carte basis. It is expected, based on its prior experience, that a la carte services will be an important source of revenue for Directrix from customers who use Directrix to provide basic network operational services.

         Network Operations and Engineering. Directrix offers video file server and videotape playback and network origination services on a 24-hour a day by 7 day a week basis to television networks from its operations facility. Directrix also offers editing and quality control services for customer supplied programming, prior to broadcast. Directrix will provide program logs and traffic support to its customers and their affiliates to interface with their ordering and billing functions. This data can be transmitted in any medium and/or format specified by the customer or its affiliate

         Regionally Deployed Video File Servers. Using the Operations Facility as a hub for the distribution of digitized video content, Directrix pioneered the use of regionally deployed video file servers to deliver video programming through its participation in near video-on-demand initiatives. Video file
servers  are  computers   which  store  and  distribute   compressed   digitized
programming. Regionally deployed video file servers allow a distributor to tailor the programming distributed to the local demographic audience such as a metropolitan area or, on a smaller scale, a hotel or other commercial establishment, and provide near-video-on-demand and video-on-demand which cannot be effected by traditional satellite distribution. Directrix believes it can leverage the experience of its personnel and management to provide services in connection with the use of video file servers including digitization of content, turnkey refreshing of file servers (the ability to replace the video content of the file server) and remote file server management (maintenance of the replacement of video, scheduling of the delivery of content and distribution of content).

TERRESTRIAL CONNECTIVITY, UPLINK, COMPRESSION AND ENCRYPTION SERVICES

         Directrix uplinks networks originated from the Operations Facility through the Northvale, New Jersey uplink facility owned by Atlantic Satellite Communications, Inc. ("Atlantic"). (Uplinking refers to the transmission of a television programming or data to a communications satellite.) Directrix transmits programming and data signals from the Operations Facility over fiber optic lines to the Northvale facility. Directrix secures these services from Atlantic and other facilities for its network operations customers. Alternatively, customers may arrange to have their signal delivered directly to Atlantic's uplink facility for uplink to Directrix's transponders, affording customers greater flexibility.

         Directrix's    customers    may    also    connect    to   the    video
switching/distribution hub operated by Waterfront Communications, an Atlantic affiliate. Connection to the Waterfront hub would facilitate, for example, the movement of video files to and from other persons connected to the hub.

         Directrix will offer industry-standard encryption and compression systems as needed for distribution of its customers' networks. Directrix owns one Digicipher II digital system and three VideoCipher II analog systems, and leases additional three VideoCipher II systems as a back up. Directrix also utilizes two fully redundant Scientific Atlanta PowerVu encoder systems. These systems enable digitally compressed video/audio programming to be added to transponders carrying analog television signals.

TRANSPONDER SERVICES

         Loral SpaceCom Communications, Inc. ("Loral") provides transponder services to Directrix on one non-pre-emptible and two pre-emptible transponders. Directrix provides transponder services to EMI for its analog networks. Directrix is able to add up to two digitally compressed networks to each of its transponders and pursuant to arrangements with EMI, the transponders leased directly by EMI. Adding digitally compressed networks to a transponder is accomplished using Scientific Atlanta's PowerVu digital compression system. Each of Directrix's two PowerVu systems includes a primary system capable of digitally compressing two channels and a back-up system for one channel. Other manufacturers, such as General Instruments, also make equipment which enables the addition of digitally compressed channels to a transponder carrying an analog television signal. Directrix continually evaluates new technology to expand the productive utilization of its transponder capacity.

         If sufficient demand for digitally compressed transponder services exists, Directrix may use an entire transponder's bandwidth for digitally compressed transponder services. With today's technology, Directrix can acquire an encoder (the device that compresses the television signals and outputs a digital data stream to the transponder) capable of compressing up to 12 television channels for approximately $750,000. There may be other uses for Directrix's transponders including transmission of audio, video or other data. Directrix plans to constantly monitor the marketplace for transponder services with a view to putting its transponder capacity to its highest and best use.

INTERNET HOSTING AND CONTENT STREAMING

         Directrix will offer 24 hour a day by 7 day a week Internet hosting and video streaming services. InterVU Inc. ("InterVU") provides Directrix with dedicated multimedia Internet backbone connectivity deployable across 5,000 simultaneous 56 kilobit streams. This connectivity increases the reliability and quality of video files streamed over the Internet. A portion of this is Internet connectivity is used to provide a simultaneous webcast of the EMI networks and related programming on demand over the Internet.

         Directrix currently is capable of hosting a website averaging access by 650,000 subscribers daily and can provide web authoring, web-based database publishing, electronic commerce, creation of graphics and animation services.

         New television networks may begin network distribution using streaming technology over the Internet (a webcast) before migrating to satellite delivery. Directrix offers one-stop shopping for these start-up networks.

EXISTING CUSTOMERS

         Directrix's customers are currently EMI, Playboy, Califa, Bloomberg, L.P. ("Bloomberg") and Mobile Satellite. Directrix provides complete network operational services, including services on three transponders for EMI. Directrix also provides web hosting and video streaming services to EMI. Pursuant to agreements with Playboy and Califa, Directrix provides playback network operations and engineering services for three networks for at least two years and provides post production and other technical services on a month by month basis. Directrix also provides compressed transponder services to Bloomberg and Mobile Satellite.

SALES AND MARKETING

         Directrix has positioned itself as one-stop video service company that can create and distribute television networks and other video content via any medium. Directrix will rely on the business contacts and experience of its management to attract customers and market Directrix's business.

         By   participating   in  cable  industry  trade  shows  and  sponsoring
educational forums for the industry, Directrix plans to make its service capabilities known to the marketplace. There can be no assurances that Directrix will be successful in marketing some or all of these services.

GOVERNMENTAL REGULATION

         Directrix's business is not currently subject to material governmental regulation. Were Directrix to exercise the EMI Option, it would become a provider of explicit adult programming distributed in the C-band DTH market and operate an Internet site providing adult content. Federal and state governments, along with various advocacy groups, consistently propose and support legislation aimed at restricting the provision of, access to, and content of adult entertainment. Directrix could be subjected to such adverse legislation.

CURRENCY RATES AND REGULATIONS

         Directrix does not currently have foreign operations. Were it to have foreign operations, these operations would be subject to the risk of fluctuation in currency exchange rates and to exchange controls. Directrix cannot predict the extent to which such controls and fluctuations in currency rates may affect its operations in the future or its ability to remit dollars abroad.

EMPLOYEES

         At March 15, 1999, Directrix had a total of 34 employees. Directrix believes that its relationship with its employees is satisfactory.

Item 2.  Properties.

         Directrix currently occupies the 10th floor and a portion of the roof and the 7th floor at 536 Broadway, New York, New York, space that was leased by Spice from Schack & Schack Real Estate Co. ("Landlord") prior to the Playboy Transaction. As provided for in the merger agreement between Spice and Playboy, a March 8, 1999 letter agreement among Playboy, Spice and Directrix and an agreement among Spice, Playboy, Directrix and the Landlord, the 10th floor lease (including use of a portion of the roof) was assigned to Directrix and the 7th floor lease was assigned to Playboy. In addition, Playboy agreed to provide Directrix with rent-free use of the 7th floor until June 30, 1999 and agreed to pay Directrix's rent for the 10th floor and roof until August 31, 1999. Under the agreement with the Landlord, the 10th floor rent was increased by $3,000 per month to $13,500 per month commencing March 16, 1999. The Landlord may terminate the 10th floor lease on 30 days prior written notice but not before August 31, 1999 and Directrix assumed responsibility for restoring the 10th floor and roof to its former condition. The 10th floor lease expires on May 31, 2003.

         Directrix has executed a lease for approximately 3,000 square feet of office space at 236 West 26th Street, New York, New York for its executive and sales offices pursuant to a lease commencing April 1, 1999 and expiring on January 31, 2002. The lease provides for monthly rent ranging from $5,200 per month to $5,624 per month over the life of the lease Directrix plans to relocate the Operations Facility to a 22,000 square foot building located in Northvale, New Jersey which is in close proximity to the Atlantic uplink facility. Directrix plans to execute an approximately 4 year sublease with the building's existing tenant and an approximately 6 year lease with the building owner. The monthly rent will range from $14,427 to $16,230 over the life of the leases, with eight months free rent following lease inception.

         Directrix believes its leased premises are adequate to conduct its business operations.

Item 3.  Legal Proceedings.

         Directrix is not currently involved in any legal proceedings. From time to time, Directrix may become a party to legal actions in the normal course of its business.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

Item 5.  Market for Registrants' Common Equity and Related Stockholder Matters.

         Directrix's common stock began trading on the OTC Electronic Bulletin Board ("OTC") on March 15, 1999 under the symbol "DRCX."

         Directrix has never paid cash dividends on its common stock and intends to retain future earnings to support the growth of its business and does not anticipate paying any cash dividends in the near future. The payment of any future cash dividend on common stock will be determined by Directrix's Board of Directors in light of conditions then existing, including Directrix's earnings, financial condition, capital requirements and other factors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The following discussion of the financial condition and results of operations of Directrix should be read in conjunction with Directrix's Financial Statements and notes thereto, and the other financial information included elsewhere in this report. Directrix's actual results or future events could differ materially from those discussed in the forward-looking statements contained in this report. In addition to those discussed elsewhere in this report, among other factors that could cause the actual resulted to differ materially are the following: business condition and the general economy, reliance on a limited number of customers and limited operating history with absence of history as a stand-alone company.

OVERVIEW

         Directrix is a Delaware corporation formed by Spice in contemplation of the merger of Spice and Playboy (the "Merger"). On March 15, 1999, prior to the closing of the Merger, Spice contributed to Directrix, among other things, all of the assets and liabilities associated the Operations Facility, the EMI Option and the rights to distribute the explicit version of Spice's adult films in the DTH market and over the Internet. Spice also contributed approximately $0.8 million in cash, accounts receivable and other current assets totaling approximately $1.7 million and 173,784 shares of Playboy stock valued at approximately $4.5 million, which were purchased by Spice prior to the closing.

         Directrix is using the Operations Facility and its transponder capacity to provide a complete range of technical and creative services required to create and distribute a television network over a variety of delivery methods including cable, direct broadcast satellite system ("DBS") and the Internet. Directrix offers uplink services through a third party vendor, playback services through its Operations Facility and transponder services, both analog and digitally compressed, through its agreement with Loral. Directrix also plans to offer post-production services, including creation of interstitial and promotional segments, animation and graphics, quality control, library services for masters tapes and facilities, network operations and engineering services. There can be no assurances that Directrix will be successful in marketing some or all of these services.

         Directrix's customers are initially EMI, PEGI, Califa, Bloomberg and Mobile Satellite. Directrix's ability to achieve and maintain profitability depends on its ability to retain its existing customers and to attract and maintain new customers for its services. There can be no assurance that it will be able to do so. Directrix currently intends to rely on the business contacts and experience of its management to develop new business. There can be no assurance that management will be successful in developing new business.

         On March 15, 1999, after the contribution from Spice, Directrix had working capital of approximately $5.8 million. Directrix has also secured a $1.5 million credit facility provided by certain officers and directors of Directrix. Management believes the transferred working capital, the credit facility and cash generated by operations will provide sufficient funding to implement management's plans.

         Directrix utilizes satellite transponder services pursuant to a Transponder Services Agreement (the "Transponder Agreement") dated February 7, 1995 between Spice and AT&T Corp. ("AT&T"). On March 31, 1997, Spice and Loral SpaceCom Corporation d/b/a Loral Skynet ("Loral"), as successor to AT&T, amended the Transponder Agreement by changing the expiration date to October 31, 2004, reducing the term by approximately four years. As a result of this amendment, the Transponder Agreement was reclassified for accounting purposes (the "Reclassification") as an operating lease rather than a capital lease commencing on March 31, 1997. As a result of the Reclassification, Directrix recorded a one-time gain of approximately $2.3 million in the first quarter of 1997. On March 15, 1999, the Transponder Agreement was replaced with an agreement with Loral for services on three transponders, one protected and two pre-emptible, with monthly payments of $375,000. The new Loral agreement expires on October 31, 2004, with Directrix having an option to extend the agreement through the useful life of the transponders, which is estimated to be November 30, 2007.

RESULTS OF OPERATIONS

         The financial statements of Directrix reflect the results of operations, financial position and cash flows of the business that were contributed to Directrix by Spice on March 15, 1999. As a result, the financial statements of Directrix prior to the closing have been carved out from the financial statements of Spice using the historical results of operations and historical basis of the assets and liabilities of such business.

         Additionally, the financial statements of Directrix include certain assets, liabilities, revenues and expenses which were not historically recorded at the level of, but are primarily associated with, such business. Directrix believes the assumptions underlying its financial statements to be reasonable.

         The financial information included herein, however, may not necessarily reflect the results of operations, financial position and cash flows of Directrix in the future or what the results of operations, financial position and cash flows would have been had Directrix been a separate stand-alone entity during the periods presented. The financial information included herein does not reflect the many changes that will now occur in the funding and operations of Directrix as a result of the transactions involving Spice, Playboy and Directrix.

         Revenues were earned principally from services provided to two customers, EMI and Spice. Through December 31, 1997 revenues attributable to EMI were recorded based upon contractual amounts for playback and transponder services. In 1998, as a result of the ongoing uncertainty surrounding EMI's ability to pay for all services provided, Directrix started recording revenues from EMI upon receipt. Revenues attributable to Spice relate to network operations, post-production and technical services provided internally. These revenues have been recorded based on either (i) services provided to unrelated third party customers or (ii) costs associated with an applicable service plus an appropriate markup based on a reasonable assessment of a market-based charge. Management believes that the methods used to record revenues are reasonable.

         The Emerald Media Receivable. Directrix established a reserve against the receivable from EMI (the "EMI Receivable") in the fourth quarter of 1996, the first quarter in which Directrix provided services to EMI, because of the uncertainty of EMI's ability to meet its obligations to Directrix on a timely basis. During the year ended December 31, 1997, Directrix adjusted the reserve on a quarterly basis so that the net realizable value of the EMI Receivable equaled the exercise price of the Emerald Media Option because Directrix could exercise the Emerald Media Option and acquire EMI by forgiving the EMI Receivable.

         The aggregate amount of the EMI Receivable at December 31, 1998 was approximately $4.0 million; Directrix has reserved approximately $3.2 million against the EMI Receivable.

         Directrix carefully monitors EMI's financial position to determine EMI's ability to pay its current obligations to Directrix and to pay down the EMI Receivable. EMI instituted a series of operating adjustments during the year ended December 31, 1998 to improve its results, including changes in the programming, promotion and branding of its networks and improvements in the call center which processes orders for the EMI networks. Cash received from EMI for the year ended December 31, 1998 increased from the cash received from EMI for the year ended December 31, 1997. Based on discussions with EMI's management, Directrix believes that these operating improvements will provide EMI with sufficient liquidity and capital resources to meet EMI's anticipated cash obligations to Directrix on a going forward basis.

1998 COMPARED TO 1997

         Net Loss. Directrix reported a net loss of $4.2 million for the year ended December 31, 1998 as compared to a net loss of $0.9 million for the year ended December 31, 1997. The increase in net loss was primarily attributable to the Reclassification in the first quarter of 1997. Also contributing to the increase in net loss were the following: (a) losses attributable to unused transponder capacity totaling $0.6 million, (b) increases in salaries, wages and benefits totaling $0.5 million and (c) increases in selling, general and administrative expenses attributable to the expansion of the Operation Facility and the allocation of general corporate overhead totaling $0.2 million.

         Revenues. Directrix reported total revenue of $9.6 million for the year ended December 31, 1998 as compared to total revenue of $10.7 million for the year ended December 31, 1997. The decline in total revenue was primarily attributable to a decrease in revenue associated with the sale of transponder capacity.

         Salaries, Wages And Benefits. Directrix reported salaries, wages and benefits of $2.7 million for the year ended December 31, 1998 as compared to $2.2 million for the year ended December 31, 1997. Approximately $0.2 million of this increase was attributable to the commencement of playback services from the Operations Facility and expansions in the post-production department. Also contributing to the increase was the allocation of general corporate overhead relating to Spice's corporate headquarters and other common support units totaling $0.2 million. This allocation was based upon direct salaries and related cost of both Spice and Directrix.

         Library  Amortization.  Directrix reported library amortization for the
year  ended  December  31,  1998  of  approximately  $0.4  million,   which  was
substantially the same for the year ended December 31, 1997.

         Satellite, Playback And Uplink Expenses. Directrix reported satellite, playback and uplink expenses of $6.6 million for the year ended December 31, 1998 as compared to $4.8 million for the year ended December 31, 1997. Substantially all of the increase was attributable to the Reclassification. In the year ended December 31, 1997, Directrix treated $1.6 million of transponder lease payments as principal and interest payments under a capital lease obligation. Had the Transponder Agreement been classified as an operating lease for all of 1997 Directrix would have reported additional satellite expense of $1.6 million and a decrease in depreciation and interest expense of $1.0 million and $0.9 million, respectively.

         Selling, General And Administrative Expenses. Directrix reported selling, general and administrative expenses of $2.2 million for the year ended December 31, 1998 as compared to $3.5 million for the year ended December 31, 1997. The decrease was primarily attributable to a decline of $1.5 million in bad debt expense associated with the EMI Receivable. Offsetting this decline was an increase of $0.3 million primarily attributable to the expansion of the operation facility and the allocation of general corporate overhead relating to Spice's corporate headquarters and other common support units. This allocation was based upon direct salaries and related cost of both Directrix and Spice.

         Depreciation Of Fixed Assets. Directrix reported depreciation of fixed assets of $1.2 million for the year ended December 31, 1998 as compared to $1.9 million for the year ended December 31, 1997. The decline in depreciation expense was primarily attributable to the Reclassification.

         Interest Expense. Directrix reported interest expense of $0.1 million for the year ended December 31, 1998 as compared to $1.1 million for the year ended December 31, 1997. The decline in interest expense was primarily due to the Reclassification.

LIQUIDITY AND CAPITAL RESOURCES

         Spice uses a centralized approach to cash management and the financing of its operations. As a result, Spice funded all of Directrix's activities. For the years ended December 31, 1997 and 1998, Spice provided funding of $5.6 million and $3.9 million, respectively, to Directrix. The decrease in funding provided by Spice was primarily attributable to the payment in 1997 of $1.9 million relating to certain transponder lease payments that had been due in 1996. Also contributing to Directrix's cash requirements in the years ended December 31, 1997 and 1998 were net losses of $0.9 million and $0.2 million adjusted for the non-cash gain associated with the Reclassification of $2.9 million and $4.2 million, respectively, investments of $0.5 million and $0.4 million, respectively, in a film library, and investments of $0.8 million and $0.5 million, respectively, in property and equipment.

         On March 15, 1999, after the contribution from Spice, Directrix had working capital of approximately $5.8 million. Directrix has a $1.5 million revolving line of credit facility ("Credit Facility"), which was provided by two officers and one director of Directrix pursuant to a loan commitment dated July 31, 1998. The Credit Facility bears interest at 11% per annum and matures on March 15, 2001. In consideration of the Lenders providing the Credit Facility, Directrix will grant the Lenders an aggregate of 45,000 warrants. Directrix anticipates other sources of liquidity from increased payments from EMI under its service agreements with Directrix as a result of EMI's modification of its agreements with one of its major service providers and other reductions in its cost structure. Directrix also anticipates additional cash from the collection of revenues from the marketing of network operations, technical and creative services and sales of its excess transponder capacity.

         Directrix also hopes to realize revenues from the marketing of network operations, technical and creative services and sales of its excess transponder capacity. Directrix believes it can provide the playback and transponder services with minimal incremental costs. There can be no assurance that Directrix will be successful in marketing these services or that, if successful, it can do so at a profit. Directrix believes that cash generated by operations for fiscal 1999 will be in excess of $1.0 million. Directrix believes that the increase in cash generated by operations will result from the following: (i) improvements in EMI's operations which would enable EMI to pay fees when due for transponder, playback and other services on a timely basis and (ii) the sale of playback and transponder services by Directrix to new customers. If Directrix requires additional cash to fund its operations, the Credit Facility will be available. Directrix believes that the combination of cash generated by operations, the Credit Facility, and the working capital contributed by Spice will be sufficient funding to implement management's plans.

Year 2000 Compliance

         Directrix is implementing a Year 2000 program to ensure that Directrix's computer systems and applications will function properly beyond 1999. Directrix believes that adequate resources have been allocated for this purpose and expects its Year 2000 date conversion program to be completed on a timely basis. Directrix does not believe that the cost of implementing its Year 2000 program will have a material effect on Directrix's financial condition or results of operations. However, there can be no assurance that Directrix will identify all Year 2000 problems in its computer systems in advance of their occurrence or that Directrix will be able to successfully remedy any problems that are discovered. The expenses of Directrix's efforts to address such problems, or the expenses or liabilities to which Directrix may become subject as a result of such problems, could have a material adverse effect on Directrix's results of operations and financial condition. In addition, the revenue stream and financial ability of existing suppliers, service providers or customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in Directrix's revenues and operating profitability.

         Directrix has investigated Year 2000 compatibility with its major customers and service providers. Logix Development Corp., which operates the call center for EMI's networks, has analyzed its software and believes that its systems are Year 2000 compliant. Playboy is addressing its Year 2000 issues through a combination of modifications to existing programs and conversions to Year 2000 compliant software. Directrix has not been able to adequately assess Califa's compliance with Year 2000 issues because Califa has only recently been organized and is in the process of establishing its computer systems and applications; however, Directrix intends to work with Califa to address any Year 2000 issues that may arise.

         Except as described above, Directrix has not developed a contingency plan for the reasonably likely worst case scenario concerning the Year 2000. If a Year 2000 problem were to occur that Directrix could not successfully resolve, it could have a material adverse effect on the results of operations and financial condition of Directrix.

Item 7. Financial Statements.

        See the Financial Statements at pages F-1 through F-15.

Item 8. Changes in and Disagreements with Accountants on Account and Financial Disclosure.

        None
                                    PART III

Item 9. Directors; Executive Officers, Promoters and Control Persons; Compliance with Exchange Act Section 16(a).

         The executive officers and directors of Directrix are as follows:

Name                      Age        Position

J. Roger Faherty          60         Chairman of the Board of Directors and
                                        Chief Executive Officer

Donald J. McDonald        46         President and Director

Richard Kirby             38         Chief Operating Officer, Executive Vice
                                        President and Secretary

John R. Sharpe            34         Chief Financial Officer, Vice President
                                        and Treasurer

Richard M. Cohen          47         Director

Rudy R. Miller            51         Director

Leland H. Nolan           52         Director

         J. ROGER FAHERTY has been Chairman of the Board and Chief Executive Officer of Directrix since its incorporation. From December 1991 to March 15, 1999, Mr. Faherty was the Chairman of the Board and a director of Spice. In 1991 he was elected as the Chief Executive Officer of Spice and became President of Spice in 1996.

         DONALD J. MCDONALD, JR. has been President and a director of Directrix since its incorporation. Mr. McDonald joined Spice in 1995 and from January 1997 until March 15, 1999, Mr. McDonald was the president of Spice Direct, Inc., a wholly-owned Spice subsidiary principally engaged in marketing Spice's products and services directly to consumers. From 1990 to 1995, Mr. McDonald was President of Summit Corporate Group, a venture capital fund involved in the video production and television programming industries.

         RICHARD KIRBY has been Chief Operating Officer, Executive Vice President and Secretary of Directrix since its incorporation. Mr. Kirby was an executive officer of Spice since 1988 and most recently and until March 15, 1999 was Senior Vice President, Network Operations, and Chief Technology Officer of Spice. .

         JOHN R. SHARPE has been Chief Financial Officer, Vice President and Treasurer of Directrix since its incorporation. Mr. Sharpe joined Spice in 1995 and in 1997 was appointed its Vice President, Controller and Chief Accounting Officer, serving in that capacity until March 15, 1999. From 1991 through 1994, Mr. Sharpe was a Divisional Controller for U.S. Services, Inc., a publicly traded software development company.

         RICHARD M. COHEN has been a director of Directrix since its incorporation. Since 1996, he has been President of Richard M. Cohen Consultants, Inc. From 1993 through 1995, Mr. Cohen was President of General Media, Inc., an adult media company. From 1988 through 1993, Mr. Cohen was Director of Investment Banking at Furman Selz, Inc.

         RUDY R. MILLER has been a director of Directrix since its incorporation. He has served as Chairman, President and Chief Executive Officer of Miller Management Corp., a financial consulting firm, since 1972 and of Miller Capital Corp., a venture capital, financial services and investor relations firm, since 1993. From July 1996 until March 15, 1999 Mr. Miller was a Director of Spice. Mr. Miller was also a member of the board of directors of America West Airlines from 1982 to 1986 and a member of the board of directors of Jacor Communications Inc., one of the largest radio broadcasting groups in the United States, from 1979 to 1989. On the Closing Date, Mr. Miller resigned from the Spice board of directors.

         LELAND H. NOLAN has been a director of Directrix since its incorporation. From 1988 to March 15, 1999 Mr. Nolan was a director of Spice. From 1988 until December 31, 1995, he held various executive positions with Spice, most recently as Vice Chairman, International Initiatives. From 1996 to 1998, Mr. Nolan was a consultant to Infoglobal, S.A., a telecommunications, engineering and consulting firm based in Madrid, Spain. Mr. Nolan is currently pursuing international opportunities in businesses which provide high speed Internet access and interactive services.

         Directrix's Board of Directors is divided into three classes. Mr. Cohen serves in the class whose term expires in 1999; Messrs. Miller and Nolan serve in the class whose term expires in 2000; and Messrs. Faherty and McDonald serve in the class whose term expires in 2001. Upon the expiration of the term of a class of directors, directors within that class will be elected for a three-year term at the annual meeting of stockholders in the year in which their term expires. Directors will hold office until the expiration of their term and until that director's successor has been duly elected and qualified.

         Executive officers of Directrix are elected by the Board of Directors on an annual basis and serve until the next annual meeting of the Board of Directors and until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of Directrix.

CERTAIN PROCEEDINGS

         Recently, the National Adjudicatory Council of the National Association of Securities Dealers, Inc. (the "NASD") (the self-regulatory organization for broker-dealers) reversed in part and affirmed in part a decision of the NASD Market Surveillance Committee regarding Mr. Faherty's activities as a corporate finance consultant to a now defunct brokerage firm, Hibbard Brown & Co. Inc., by dismissing two of three remaining causes of action against Mr. Faherty and rejecting findings that he had violated NASD Conduct Rules 2110, 2120 and 2440, as well as Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. These activities occurred prior to Mr. Faherty's becoming the Chief Executive Officer and Chairman of Spice in 1991 and were unrelated to Spice. The decision of the National Adjudicatory Council (the "Decision") did, however, hold that his activities with the brokerage firm gave rise to aider-and-abettor liability for such firm's violation of Section 15(c) of the Exchange Act, which prohibits the purchase or sale of securities by brokers or dealers involving manipulative, deceptive or fraudulent devices or contrivances, and Rule 15c1-2 promulgated thereunder, which defines such conduct. The Decision affirmed the imposition on Mr. Faherty of a censure and a bar from association with any member firm of the NASD, but reduced the fine assessed to $150,000. Mr. Faherty has appealed the Decision to the Securities and Exchange Commission. As a result of the appeal, enforcement of the sanctions has been stayed.

Item 10.  Executive Compensation.

COMPENSATION AND OPTION/SAR GRANTS DURING MOST RECENT FISCAL YEARS

         Directrix did not pay executive officer any compensation nor grant any executive officer any options or SAR's during 1997 or 1998. The annual salary for the executive officers is described below under "--Employment Agreements." The Directrix option plan is described below under "1998 Stock Incentive Plan."

COMPENSATION OF DIRECTORS

         Directrix pays $1,000 per meeting, plus expenses and $250 per telephone conference to non-officer directors serving on its Board of Directors.
         .........
EMPLOYMENT AGREEMENTS

         On the Closing Date, Directrix entered into an employment agreement with Mr. Faherty providing for his employment as Chairman of the Board and Chief Executive Officer of Directrix. The agreement provides for a six-year term; in each year that the agreement is not terminated, the term is extended for five years from that anniversary date. The agreement provides for an annual base salary of $385,875 to be adjusted annually as determined by Directrix. In addition, pursuant to the agreement, Directrix will reimburse Mr. Faherty for automobile costs.

         On the Closing Date, Directrix entered into employment agreements with each of Messrs. McDonald, Kirby and Sharpe providing for the employment of Mr. McDonald as President of Directrix, Mr. Kirby as Executive Vice President of Directrix and Mr. Sharpe as Vice President and Chief Financial Officer of Directrix. The employment agreements provide for a term ending on December 31, 2001. The agreements provide for an annual base salary of $195,000, $192,938 and $127,050 for Messrs. McDonald, Kirby and Sharpe, respectively, to be adjusted annually as determined by Directrix in its sole discretion. The agreements provide that in the event that employment is terminated by Directrix without cause (as defined therein) or by the executive for good reason (as defined therein), the executive is entitled to receive an amount equal to base salary, payable in monthly installments through the longer of (i) the applicable termination date or (ii) twelve months. In the event of the disability or death of the executive, Directrix will continue to make base salary payments to the executive or his estate for twelve months following such death or disability. In addition, the agreements provide that the executive will be entitled to a severance payment if Directrix terminates the executive's employment within 18 months following a change in control of Directrix.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Directrix's Compensation Committee has made recommendations relating to executive compensation to the Board of Directors. The Compensation Committee members currently are Messrs. Nolan and Cohen, non-employee Directors of Directrix.

BENEFIT PLANS

         401(K) Plan. Directrix has established a 401(k) retirement savings plan (the "401(k) Plan"), in which all qualified employees, including executive officers, are eligible to participate. The 401(k) Plan provides that each participant may contribute up to 15% of his or her pre-tax salary (up to a statutorily prescribed annual limit, $10,000 in 1998) to the 401(k) Plan, although the percentage elected by certain highly compensated participants may be limited. All amounts contributed to the 401(k) Plan by employee participants and earnings on these contributions will be fully vested at all times. Directrix, at the discretion of the Board of Directors, may match employee contributions. The 401(k) Plan trustees, Messrs. Faherty and Sharpe, will invest 401(k) Plan contributions. The trustees have retained Morgan Stanley Dean Witter Discover to invest and administer the 401(k) Plan.

1998 STOCK INCENTIVE PLAN.

         On July 25, 1998, the Board of Directors adopted the Directrix, Inc. Stock Incentive Plan (the "Plan"). The Plan is designed to promote the interests of Directrix and its stockholders by providing Directrix's key employees with appropriate incentives and rewards to encourage them to continue in the employ of Directrix and to maximize their performance. The following is a summary of the material features of the Plan.

         General. The Plan provides for the issuance of a total of up to 300,000 authorized and unissued shares or treasury shares of Directrix Common Stock, at the discretion of the Compensation Committee or another Board committee appointed by the Board of Directors to administer the Plan.

         The Plan specifically provides for the grant of (i) non-qualified stock options, (ii) incentive stock options ("ISOs"), (iii) limited stock appreciation rights, (iv) tandem stock appreciation rights, (v) dividend equivalent rights,
(vi) stand-alone stock  appreciation  rights,  (vii) shares of restricted stock,
(viii) shares of phantom stock, (ix) stock bonuses and (x) cash bonuses (collectively, "Incentive Awards"). The Plan also provides that the Compensation Committee may grant other types of stock-based awards at the discretion of the Compensation Committee.

         The exercise price per share of each ISO granted under the Plan must be the fair market value of a share of Common Stock on the date on which such ISO is granted. An ISO granted to any holder of stock representing more than ten percent of the total combined voting power of all classes of stock of Directrix is subject to the following additional limitations: (i) the exercise price per share of the ISO must be at least 110% of the fair market value of a share of Common Stock at the time any such ISO is granted and (ii) the ISO cannot be exercisable after the expiration of five years after the grant date. The aggregate fair market value of shares of Common Stock for which ISOs are exercisable (as determined on the grant date) by a participant during any calendar year under the Plan, or any other plan of Directrix or its subsidiaries, may not exceed $100,000.

         In general, Incentive Awards are not transferable other than by will or the laws of descent and distribution (except to the extent an agreement evidencing an Incentive Award permits certain transfers to certain members of a participant's family or to certain trusts).

     Grants Under the Plan. Key employees, including officers of Directrix and its affiliates, will be eligible to receive grants of Incentive Awards. The Compensation Committee will determine which key employees receive grants of Incentive Awards, the type of Incentive Awards granted and the number of shares subject to each Incentive Award. Subject to the terms of the Plan, the Compensation Committee also will determine the prices, expiration dates and other material features of Incentive Awards granted under the Plan. An individual may be granted Incentive Awards for no more than 20,000 shares shares during any one year. No Incentive Award may be granted under the Plan after July 25, 2008. The Compensation Committee is evaluating the granting of options to key executives and other employees.

         Administration. The Compensation Committee will administer the Plan and has the authority to interpret and construe any provision of the Plan and to adopt such rules and regulations for administering the Plan as it deems necessary or appropriate. All decisions and determinations of the Compensation Committee are final and binding on all parties.

         The Compensation Committee may, in its absolute discretion, without amendment to the Plan, (i) accelerate the date on which any option or stock appreciation right granted under the Plan becomes exercisable or otherwise adjust any of the terms of such option or stock appreciation right, (ii) accelerate the date on which any Incentive Award vests, (iii) waive any condition imposed under the Plan with respect to any Incentive Award or (iv) otherwise adjust any of the terms of any Incentive Award.

         The Board of Directors may, at any time, suspend, discontinue, revise or amend the Plan. Directrix, however, will obtain stockholder approval for any amendment (i) that requires stockholder approval under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") (related to the grant of
ISOs), or (ii) to treat some or all of the Incentive Awards as "performance-based compensation" within the meaning of Code Section 162(m). No amendment or modification may, without the consent of a participant, reduce the participant's rights under any previously granted and outstanding Incentive Award except to the extent that the Board of Directors determines that such amendment is necessary or appropriate to prevent such Incentive Awards from constituting "applicable employee remuneration" within the meaning of Code
Section 162(m).

         Other Features of the Plan. Incentive Awards granted under the Plan and shares acquired pursuant thereto will be subject to a number of rights and restrictions, including provisions relating to a change in control of Directrix and the termination of employment or service of the grantee.

1998 STOCK INCENTIVE PLAN FOR OUTSIDE DIRECTORS.

         On November 6, 1998, the Board of Directors adopted the Directrix, Inc. Stock Incentive Plan for Outside Directors (the "Directors Plan"). The Directors Plan is designed to promote the interests of Directrix and its stockholders by providing Directrix's non-employee directors with appropriate incentives and rewards to encourage them to take a long-term outlook when formulating Directrix policy and to encourage such individuals to remain on the Board of Directors. The following is a summary of the material features of the Directors Plan.

         General. The Directors Plan provides for the issuance of a total of up to 20,000 authorized and unissued or treasury shares of Common Stock, at the discretion of the Compensation Committee or another Board committee appointed to administer the Directors Plan. The Directors Plan specifically provides for the grant of non-qualified stock options and limited stock appreciation rights (together, "Directors Incentive Awards").

         In general, Directors Incentive Awards are not transferable other than by will or the laws of descent and distribution (except to the extent an agreement evidencing a Directors Incentive Award permits certain transfers to certain members of a participant's family or to certain trusts).

         Grants Under the Directors Plan. Only non-employee Board members will be eligible to receive grants of Directors Incentive Awards. There are currently three non-employee directors of Directrix. Directors Incentive Awards under the Directors Plan are granted automatically on the last trading day of each fiscal year of Directrix to each director who is, on such date, eligible to participate in the Directors Plan. The Directors Incentive Awards will be in the form of non-qualified stock options to purchase 1,250 shares of Common Stock and may include limited stock appreciation rights with respect to the same number of shares. Subject to the terms of the Directors Plan, the Compensation Committee will determine the expiration dates and other material features of Directors Incentive Awards granted under the Directors Plan. No Directors Incentive Award may be granted under the Directors Plan after November 6, 2003.

         Administration. The Compensation Committee will administer the Directors Plan and has the authority to interpret and construe any provision of the Directors Plan and to adopt such rules and regulations for administering the Directors Plan as it deems necessary or appropriate. All decisions and determinations of the Compensation Committee are final and binding on all parties.

         The Compensation Committee may, in its absolute discretion, without amendment to the Directors Plan, (i) accelerate the date on which any option or stock appreciation right granted under the Directors Plan becomes exercisable or otherwise adjust any of the terms of such option or stock appreciation right,
(ii) accelerate the date on which any Directors Incentive Award vests, (iii) waive any condition imposed under the Directors Plan with respect to any Directors Incentive Award or (iv) otherwise adjust any of the terms of any Directors Incentive Award.

         The Board of Directors may, at any time, suspend, discontinue, revise or amend the Directors Plan. Directrix, however, will obtain stockholder approval for any amendment that Rule 16b-3 Securities Act of 1934 ("Exchange Act") requires stockholder approval. No amendment or modification may, without the consent of a participant, reduce the participant's rights under any previously granted and outstanding Directors Incentive Award except to the extent that the Board of Directors determines that such amendment is necessary or appropriate to prevent awards from constituting "applicable employee remuneration" within the meaning of Code Section 162(m).

         Other Features of the Plan. Directors Incentive Awards granted under the Directors Plan and shares acquired pursuant thereto will be subject to a number of rights and restrictions, including provisions relating to a change in control of Directrix and the termination of service of a grantee.

OTHER PLANS

         Directrix is currently considering the implementation of cash incentive plan for executive officers and key employees pursuant to which bonuses will be granted based upon Directrix's performance.

         Filings with Securities and Exchange Commission. Exchange Act Section 16(a) requires that officers, directors and 10% stockholders of Directrix file reports of their ownership with the Securities and Exchange Commission. No filings were required in 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of March 16, 1999, the number and percentage of outstanding shares of Directrix Common Stock beneficially owned by
(i) each person who, to the knowledge of Directrix, will own beneficially more than 5% of the outstanding shares of Company Common Stock, (ii) each director and executive officer of Directrix and (iii) all directors and executive officers of Directrix as a group.

Name and Address                    Shares Beneficially Owned(1)   Percentage of Shares Outstanding(2)
----------------                    ----------------------------   ----------------------------------
J. Roger Faherty (3) (4)                       192,365                           9.16%
536 Broadway, 7th Floor
New York, New York  10012

Donald J. McDonald, Jr. (4)                     17,250                           0.83%
536 Broadway, 7th Floor
New York, New York  10012

Richard Kirby                                   22,125                           1.07%
536 Broadway, 7th Floor
New York, New York  10012

John Sharpe                                      2,225                           0.11%
536 Broadway, 7th Floor
New York, New York  10012

Richard M. Cohen                                11,250                           0.54%
630 Fifth Avenue, Suite 601
New York, New York  10111

Rudy R. Miller                                   8,750                           0.42%
4909 East McDowell Road
Phoenix, Arizona  85008

Leland H. Nolan (4)                            138,899                           6.66%
17 Thompson Street
New York, New York  10012

Lindemann Capital Advisors LLC (5)             209,752                          10.12%
767 Fifth Avenue
New York, New York  10153

All directors and executive officers
  as a group                                   392,864                          18.54%(7 persons)

-------------------------------

(1) Assumes exercise of all Spice options and warrants held by such persons immediately prior to the Merger and the distribution of the Directrix Common Stock issuable upon exercise of such options and warrants as part of the Merger Consideration.

(2)      Assumes exercise of all outstanding Spice options and warrants.

(3) Mr. Faherty's shares do not include 1,657 shares owned by his wife or 1,350 shares owned by his children. Mr. Faherty does not have or share voting or investment power over the shares owned by his wife or his children and disclaims beneficial ownership of such shares.

(4) Includes the shares of Common Stock issuable upon exercise of the Lenders Warrants.

(5) The information concerning beneficial ownership of Spice Common Stock by Lindemann Capital Advisors, LLC was obtained from a Schedule 13G and a Form 3 and Form 4 filed with the Commission by such stockholder. Pursuant to such Form 3 and Form 4, the stockholder reported that the securities are held in accounts managed by Lindemann Capital Advisors, LLC. Adam M. Lindemann, as Managing Member of the Lindemann Capital Advisors, LLC, may be deemed to have a pecuniary interest in all or portion of such securities.


Item 12.  Certain Relationships and Related Transactions.

         J. Roger Faherty, Leland H. Nolan and Donald J. McDonald agreed to provide Directrix a revolving line of credit of up to an aggregate of $1.5 million at the Closing Date (the "Credit Facility") pursuant to a commitment letter agreement dated July 31, 1998.

          Under a Loan and Security Agreement dated March 15, 1999 (the "Loan Agreement"), Messrs. Faherty, Nolan and McDonald agreed to provide 60.0%, 26.67% and 13.33%, respectively, of each credit extension under the Credit Facility. Interest will be payable monthly in arrears at a rate of 11% per annum. Total borrowings under the Credit Facility have a final maturity date of the second anniversary of the Closing Date. The Credit Facility is secured by accounts receivable, equipment, intellectual property, certain intangibles and the proceeds from the sale of accounts receivable and equipment.

     In consideration of agreeing to provide the Credit Facility, Directrix granted Messrs. Faherty, Nolan and McDonald 27,000, 12,000 and 6,000 warrants to purchase Company Common Stock (collectively, the "Lenders Warrants"), respectively. Directrix reserved the right to replace the Credit Facility with financing from an alternative source. If Directrix replaces the Credit Facility with alternative financing prior to borrowing any amount under the Credit
Facility, Messrs. Faherty, Nolan and McDonald will receive only half of the number of Lenders Warrants they would have otherwise received. Each Lenders Warrant entitle the holder thereof to purchase, at any time until the tenth anniversary of the Closing Date, one share of Directrix Common Stock at an exercise price of $.01. In addition, Messrs. Faherty, Nolan and McDonald have the right to (a) request Directrix to register the Directrix Common Stock underlying the Lenders Warrants and (b) include the Directrix Common Stock underlying the Lenders Warrants in certain registration statements filed by Directrix.

         Directrix believes that the terms of the Credit Facility are no less favorable than those that could be negotiated with an independent third party on an arm's length basis.


Item 13. Exhibits, List and Reports of Form 8-k.

         (a) Exhbits

  Exhibit No.                 Description
  -----------                 ------------

      2.1            --       Form of Transfer and Redemption Agreement between
                              Directrix, Inc. ("Directrix") and Spice
                              Entertainment Companies, Inc. ("Spice").
                              Incorporated by reference to Exhibit 2.1 of the Registration Statement on Form SB-2, Registration
                              No. 333-664485, effective December 1, 1998 (the
                              "Form SB-2").

      3.1            --       Certificate of Incorporation of Directrix.
                              Incorporated by Reference to Exhibit 3.1 of the Form SB-2.

      3.2            --       By-Laws of  Directrix.  Incorporated by reference
                              to Exhibit 3.2 of the Form SB-2.

      4.1            --       Form of certificate representing shares of
                              Directrix Common Stock. Incorporated by reference to Exhibit 4.1 of the Form SB-2.

      4.2             -       Form of Common Stock Purchase Warrant issued to
                              J. Roger Faherty, Leland H. Nolan and Donald J.
                              McDonald, Jr. for 27,000, 12,000 and 6,000 shares respectively.

      4.3             -       Registration Rights Agreement between Directrix
                              and J. Roger Faherty, Leland H. Nolan and Donald
                              J. McDonald, Jr. dated as of March 15, 1999.

     10.1            --       Form of Satellite Services Agreement between
                              Directrix and Playboy Entertainment Group, Inc.
                              ("PEGI"). Incorporated by reference to Exhibit
                              10.1 of the Form SB-2.

     10.2            --       Form of Explicit Rights Agreement between
                              Directrix and Spice.  Incorporated by reference to
                              Exhibit 10.2 of the Form SB-2.

     10.3            --       Form of Owned Rights Agreement between Directrix
                              and Spice.  Incorporated by reference to Exhibit
                              10.3 of the Form SB-2.

     10.4            --       Form of Non-Competition Agreement between
                              Directrix and Incorporated by reference to Exhibit
                              10.4 of the Form SB-2.

     10.5            --       Form of Satellite Services Agreement between
                              Directrix and Califa Entertainment Group, Inc.
                              ("Califa").  Incorporated by reference to Exhibit
                              10.5 of the Form SB-2.

     10.6            --       Form of Non-Competition Agreement between
                              Directrix and Califa. Incorporated by reference to Exhibit 10.6 of the Form SB-2.

     10.7            --       Employment Agreement dated March 15, 1999 between
                              Directrix and J. Roger Faherty.

     10.8            --       Employment Agreement dated March 15, 1999 between
                              Directrix and Donald J. McDonald.

     10.9            --       Employment Agreement dated March 15, 1999 between
                              Directrix John R. Sharpe.

     10.10           --       Employment Agreement dated March 15, 1999 between
                              Directrix and Richard Kirby.

     10.11           --       1998 Stock Incentive Plan of Directrix
                              incorporated by reference to Exhibit 10.11 of the Form SB-2.

     10.12           --       1998 Stock Incentive Plan for Outside Directors of
                              Directrix.  Incorporated by reference to Exhibit
                              10.12 of the Form SB-2.

     10.13           --       Commitment Letter Agreement dated July 20, 1998
                              among Directrix, J. Roger Faherty, Leland Nolan and Donald McDonald. Incorporated by reference to
                              Exhibit 10.14 of the Form SB-2.

     10.14            -       Loan and Security Agreement dated as of March 15,
                              1999 between Directrix and J. Roger Faherty,
                              Leland H. Nolan and Donald J. McDonald, Jr.

     27.1            --       Financial Data Schedule.

         (b) Reports on Form 8-K.

         Directrix did not file any reports on Form 8-K for the fiscal year ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, Directrix, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 15, 1999

                                            DIRECTRIX, INC.

                                            By:      /s/ J. Roger Faherty
                                                     --------------------
                                                     J. Roger Faherty
                                                     Chairman, Chief Executive
                                                     Officer, President and
                                                     Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Directrix, Inc. and in the capacities and on the dates indicated.

/s/ Donald J. McDonald         Director                 Date:  April 15, 1999
---------------------------                                    --------------
Donald J. McDonald

/s/ Rudy R. Miller             Director                 Date:  April 15, 1999
--------------------------                                     --------------
Rudy R. Miller


/s/ Richard Cohen              Director                 Date:  April 15, 1999
---------------------------                                    --------------
Richard Cohen

/s/ Leland H. Nolan            Director                 Date:  April 15, 1999
---------------------------                                    --------------
Leland H. Nolan


PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:


/s/ John R. Sharpe            Chief Financial Officer     Date:  April 15, 1999
---------------------------    & Principal Accounting            --------------
John R. Sharpe                 Officer

                                 DIRECTRIX, INC.
                               For the years ended
                           December 31, 1997 and 1998

                                 DIRECTRIX, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE

Report of Independent Certified Public Accountants................     F-2

Balance Sheet as of December 31, 1998.............................     F-3

Statements of Operations for the years ended December 31, 1998
     and 1997 ....................................................     F-4

Statement of Stockholder's Equity for the years ended December 31,
     1998 and 1997................................................     F-5

Statements of Cash Flows for the years ended December 31, 1998
     and 1997.....................................................     F-6

Notes to Financial Statements.....................................     F-7 -
                                                                       F-15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Directrix, Inc.

         We have audited the accompanying balance sheet of Directrix, Inc. (a Delaware corporation) as of December 31, 1998, and the related statements of operations, stockholder's equity and cash flows for the years ended December 31, 1997 and 1998. These financial statements are the responsibility of Directrix's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Directrix, Inc. as of December 31, 1998, and the results of its operations and cash flows for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles.


Grant Thornton LLP

New York, New York
March 15, 1999

                                 DIRECTRIX, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1998


          ASSETS:

Current assets:
    Accounts receivable, less allowance for doubtful accounts of
          $1,789,000                                                            $    755,000
    Prepaid expenses and other current assets                                        650,000
                                                                            -----------------
                  Total current assets                                             1,405,000
Property and equipment, net                                                        2,539,000
Library of movies, net                                                               839,000
Other assets                                                                          51,000
                                                                           ------------------
                                                                                $  4,834,000
                                                                            =================

               LIABILITIES AND STOCKHOLDER'S EQUITY:

Current liabilities:
    Current portion of obligations under capital leases                         $    572,000
    Accounts payable                                                                  73,000
    Accrued expenses and other current liabilities                                   103,000
                                                                            -----------------
                  Total current liabilities                                          748,000
                                                                            -----------------

Obligations under capital leases, less current portion                                36,000
                                                                            -----------------
Commitments and contingencies

Stockholder's equity
    Contributed equity                                                            13,765,000
    Accumulated deficit                                                           (9,715,000)
                                                                            -----------------
                  Total stockholder's equity                                       4,050,000
                                                                            -----------------
                                                                                $  4,834,000
                                                                            =================





                      The  accompanying  notes  are an  integral  part  of  this financial statement.


                                 DIRECTRIX, INC.
                            STATEMENTS OF OPERATIONS



                                                                     Year Ended December 31,
                                                             -----------------------------------------
                                                                   1998                    1997
                                                                   ----                    ----


Revenues                                                     $      9,581,000         $     10,658,000
                                                             ------------------       -----------------

Operating expenses:
    Salaries, wages and benefits                                    2,688,000                2,198,000
    Library amortization                                              350,000                  378,000
    Satellite costs                                                 6,579,000                4,834,000
    Selling, general and administrative expenses                    2,199,000                3,459,000
    Depreciation of fixed assets                                    1,174,000                1,906,000
     Writedown of Operations Facility                                 632,000                    -
                                                             ------------------       -----------------
                   Total operating expenses                        13,622,000               12,775,000
                                                             ------------------       -----------------

              Loss from operations                                 (4,041,000)              (2,117,000)

Interest expense                                                      139,000                1,090,000
Gain from transponder lease amendment                                    -                  (2,348,000)
                                                             ------------------       -----------------
              Net loss                                        $    (4,180,000)        $       (859,000)
                                                             ==================       =================

  NET LOSS PER COMMON
     SHARE BASIC AND DILUTED                                  $         (2.01)        $          (0.41)
                                                              =================       =================




                    The  accompanying  notes  are  an  integral  part  of  these financial statements.


                                 DIRECTRIX, INC.
                        STATEMENT OF STOCKHOLDER'S EQUITY


                                      Contributed           Accumulated
                                          Equity              Deficit                Total
                                    ----------------      ----------------      ----------------

Balance at January 1, 1997          $     4,273,000       $   (4,676,000)       $      (403,000)

   Net loss                                    -                (859,000)              (859,000)

   Net transfers from Spice               5,586,000                 -                 5,586,000
                                    ----------------      ----------------      ----------------
Balance at December 31, 1997              9,859,000           (5,535,000)             4,324,000

   Net loss                                    -              (4,180,000)            (4,180,000)

   Net transfers from Spice               3,906,000                 -                 3,906,000
                                    ----------------      ----------------      ----------------
Balance at December 31, 1998        $    13,765,000       $   (9,715,000)       $     4,050,000
                                    ================      ================      ================



                      The  accompanying  notes  are an  integral  part  of  this financial statement.


                                 DIRECTRIX, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                       Year ended December 31,
                                                                              ------------------------------------------
                                                                                       1998                     1997
                                                                                       ----                     ----
Cash flows from operating activities:
    Net loss                                                                  $     (4,180,000)         $      (859,000)
                                                                              -----------------         ----------------
   Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization of fixed assets                              2,071,000                1,906,000
          Gain on transponder lease amendment                                             -                  (2,348,000)
          Amortization of library of movies                                            350,000                  378,000
          Provision for bad debts                                                         -                   1,453,000
          Changes in assets and liabilities:
                Increase (decrease) in accounts receivable                              17,000               (1,949,000)
                Increase in prepaid expenses and other current assets                 (577,000)                 (52,000)
                Increase in other assets                                                  -                      (3,000)
                Decrease in accounts payable and accrued expenses                     (156,000)              (1,011,000)
                (Decrease) increase in deferred income                                 109,000                 (109,000)
                                                                              -----------------         ----------------
                        Total adjustments                                            1,596,000               (1,517,000)
                                                                              -----------------         ----------------
                        Net cash used in operating activities                       (2,584,000)              (2,376,000)
                                                                              -----------------         ----------------

Cash flows from investing activities:
    Purchase of property and equipment                                                (476,000)                (750,000)
    Purchase of rights to movies                                                      (380,000)                (549,000)
                                                                                                        ----------------
                                                                              -----------------
          Net cash used in investing activities                                       (856,000)              (1,299,000)
                                                                              -----------------         ----------------

Cash flows from financing activities:
    Repayment of long-term debt and capital lease obligations                         (466,000)              (1,911,000)
    Net transfers from Spice                                                         3,906,000                5,586,000
                                                                              -----------------         ----------------
          Net cash provided by financing activities                                  3,440,000                3,675,000
                                                                              -----------------         ----------------
          Net change in cash and cash equivalents                                         -                        -
Cash and cash equivalents, beginning of the year                                          -                        -
                                                                              -----------------         -----------------
             Cash and cash equivalents, end of the year                       $           -             $          -
                                                                              =================         =================

Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:
          Interest                                                            $        119,000          $     2,216,000
                                                                              =================         =================
          Income taxes                                                        $           -             $          -
                                                                              =================         =================
Supplemental schedule of non-cash investing and financing activities:
    Capital lease obligations                                                 $           -             $    (52,342,000)


                     The  accompanying  notes  are an  integral  part  of  these  financial statements.


                                 DIRECTRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS



1.     BACKGROUND AND BASIS OF PRESENTATION.

       BACKGROUND. Directrix, Inc. ("Directrix") is a Delaware corporation formed by Spice Entertainment Companies, Inc. ("Spice") in contemplation of the merger ("Merger") of Spice with a wholly-owned subsidiary of Playboy
Enterprises, Inc. ("Playboy"). On March 15, 1999 prior to the closing ("Closing") of the Merger, Spice and Directrix entered into a Transfer and Redemption Agreement (the "Transfer Agreement") pursuant to which Spice contributed to Directrix, among other things, all of the assets and liabilities associated with Spice's master control and digital playback center (the "Operations Facility"), an option (the "EMI Option") to acquire all of the assets or capital stock of Emerald Media, Inc. ("EMI") and the rights to distribute the explicit version of Spice's adult films in the domestic C-Band direct to home market ("DTH") and the Internet ("Library Rights"). Spice also contributed approximately $0.8 million in cash, accounts receivable and other current assets totaling approximately $1.7 million and 173,784 shares of Playboy stock valued at approximately $4.5 million, which were purchased by Spice prior to the Closing.

       Spice also assigned other agreements and assets to Directrix. (See Note 11.) Pursuant to the Transfer Agreement, Directrix entered into a separate transponder services agreement with Loral SpaceCom Corporation ("Loral") for services on three transponders which will replace a portion of Spice's agreement with Loral. (See Note 7.)

       BUSINESS. Management plans to use the Operations Facility and its transponder capacity to provide a complete range of technical and creative services required to create and distribute a television network over a variety of delivery methods including cable, direct broadcast satellite system ("DBS") and the Internet. Directrix plans to offer uplink services through a third party vendor, playback services through its Operations Facility and transponder services, both analog and digitally compressed, through its agreement with Loral. Directrix also plans to offer post-production services, including creation of interstitial and promotional segments, animation and graphics, quality control, library services for masters tapes and facilities, network operations and engineering services. There can be no assurances that Directrix will be successful in marketing some or all of these services.

       Under the Transfer Agreement, Spice assigned to Directrix its agreements with EMI. Directrix provides programming, playback and transponder services to EMI. EMI provides subscriber based and pay-per-view explicit adult programming distributed in the DTH market, operating four explicit DTH television networks.

       Directrix has no operating history on a stand-alone basis. Directrix has incurred significant losses for the years ended December 31, 1997 and 1998 on the basis of the presentation described below. Directrix's ability to achieve and maintain profitability depends on its ability to attract and maintain customers for its services. Directrix currently intends to rely on the business contacts and expertise of its management to develop new business.

       On March 15, 1999, after the contribution from Spice, Directrix had working capital of approximately $5.8 million. Directrix has a $1.5 million revolving line of credit facility ("Credit Facility"), which was established on July 31, 1998, provided by three directors of Directrix. Management believes the transferred working capital, Credit Facility and cash generated by operations will provide sufficient funding to implement management's plans. (See Note 11.)

BASIS OF PRESENTATION.

       The financial statements reflect the results of operations, financial position, changes in stockholder's equity and cash flows that were directly related to the Operations Facility, to the EMI Option and the Library Rights that were contributed to Directrix by Spice as if Directrix were a separate entity for all periods presented. The financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to Directrix's business. Changes in stockholder's equity represent the net losses of Directrix plus net cash transfers from Spice.

       The financial statements include allocations of certain Spice corporate headquarters assets, liabilities, revenues and expenses relating to the business that Spice transferred to Directrix. In addition, Spice transferred the Library Rights to Directrix, the value of which has been allocated based on the relative value of the rights to distribute the explicit versions of the adult films to the domestic DTH and Internet market to the value of all rights to the adult films held by Spice prior to the contribution of the Library Rights. Management believes this method of allocation is reasonable.

       Revenues were earned principally from services provided to two customers, EMI and Spice. (See Note 8.) EMI revenues were recorded based upon contractual amounts for playback and transponder services. In 1998, as a result of the ongoing uncertainty surrounding EMI's ability to pay for all services provided, Directrix started recording revenues from EMI upon receipt. Spice revenues related to network operations, post-production services and technical services. These revenues have been recorded based on either (i) services provided to other non-related customers or (ii) the costs associated with the service plus an appropriate markup based on a reasonable assessment of a market-based charge. Management believes that the methods used to record revenues are reasonable.

       The liabilities of Directrix include capital lease obligations and the amounts of debt and related interest expense associated with these liabilities assumed by Directrix pursuant to the Merger Agreement.

       General corporate overhead related to Spice's corporate headquarters and common support divisions have been allocated to Directrix based on the ratio of Directrix's direct labor costs and expenses to Spice's direct labor costs and expenses. Management believes that these allocations are reasonable and are not materially different from the costs that Directrix would have incurred for these services if Directrix were a stand-alone entity. Subsequent to the Closing, Directrix is performing these functions using its own resources or purchased services and is responsible for the costs and expenses associated with the management of a public corporation.

       The financial information included herein may not necessarily reflect the results of operations, financial position, changes in stockholder's equity and cash flows of Directrix in the future or what they would have been had it been a separate, stand-alone entity during the periods presented.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

       USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from these estimates.

       FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of accounts receivable, accounts payable, accrued expenses and capital lease obligations reflected in the financial statements approximate fair value because of the short maturity of these items.

       CONCENTRATION OF CREDIT RISK. Financial instruments which subject Directrix to concentrations of risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continuously monitors the financial condition of its customers to reduce the risk of loss. (See Note 8.)

         VALUATION OF LONG-LIVED ASSETS. Directrix continually reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Directrix has determined that no provision is necessary for the impairment of long-lived assets at December 31, 1998.

       PROPERTY AND EQUIPMENT. Property and equipment, including major capital improvements, are recorded at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is charged against results of operations using the straight-line method over the estimated useful lives of the related assets. Equipment leased under capital leases and leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property and equipment are reflected in results of operations.

       REVENUE RECOGNITION. Revenues from the sale of transponder, playback and other related services are recognized in the period the service is performed. In 1998, as a result of the ongoing uncertainty surrounding EMI's ability to pay for all services provided, Directrix started recording revenues from EMI upon receipt.

       LIBRARY OF MOVIES. Directrix capitalizes the acquisition costs for the rights to movie titles purchased or licensed. The acquisition costs are amortized on a straight-line basis over the shorter of the useful life or the license period, ranging from one to five years. Amortization of library of movies was allocated to Directrix using the same ratio used to allocate library of movies, as described in Note 1.

       UNAUDITED PRO FORMA NET LOSS PER COMMON SHARE. Historical earnings per share have not been presented because they would not be meaningful. Pro forma net loss per share is calculated after giving effect to the distribution of Directrix's Common Stock as described in Note 5. Pro forma net loss per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share exclude dilution and are computed by dividing income attributable to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares, such as options and warrants. The warrants described in Notes 5 and 10 were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

       INCOME TAXES. Since Directrix was a division of Spice, it did not file separate income tax returns. Directrix's operations were included in the income tax returns filed by Spice and its subsidiaries. For purposes of the financial statements, Directrix was not allocated any income tax provision or benefit associated with the net losses based on Directrix's past earnings history and use of NOL carryforwards.

       Directrix uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes, when required, are provided on the basis of the difference between the financial reporting and income tax bases of assets and liabilities at the statutory rates enacted for future periods.

         COMPREHENSIVE INCOME. In 1998, Directrix adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. An example of an item to be included in comprehensive income, which is excluded from net income, includes foreign currency translation adjustment. Directrix did not report any comprehensive income for the years ended December 31, 1997 and 1998, as such there was no impact on Directrix's results of operations for the periods presented.

         NEW ACCOUNTING PRONOUNCEMENT. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Directrix does not expect that the adoption of SFAS No.133 will have any impact on Directrix's results of operations.

3.     PROPERTY AND EQUIPMENT.

       Property and equipment at December 31, 1998 consist of the following:

                                          Useful Lives         December 31,
                                            in Years               1998
                                         ----------------     ----------------

Equipment                                       5                  $6,983,000
Furniture and Fixtures                          7                     165,000
Leasehold Improvements                    Life of lease
                                           or shorter               1,124,000
                                                              ----------------
                                                                    8,272,000
Less Accumulated Depreciation and
Amortization                                                        5,733,000
                                                              ----------------
                                                                   $2,539,000
                                                              ================

       During the fourth quarter of 1998, Directrix enacted a plan to relocate its Operations Facility, in the third quarter of 1999, to Northvale, New Jersey. As a result of the decision to relocate, Directrix recorded a non-recurring charge of $632,000 relating to writedown of leasehold improvements and accrued rent associated with the Operations Facility.

       A portion of the aforementioned equipment having a net book value of $0.6 million is collateral for the equipment loans and capital leases at December 31, 1998.

4.     OBLIGATION UNDER CAPITAL LEASES.

       Minimum annual rentals under capital leases at December 31, 1998, are as follows:


           1999                                                             $627,000
           2000                                                               37,000
                                                                 --------------------
           Net minimum lease payments                                        664,000
           Less amount representing interest                                  56,000
                                                                 --------------------
           Present value of minimum lease obligations                        608,000
           Current portion of lease obligations                              572,000
                                                                 ====================
           Long-term portion of lease obligations                            $36,000
                                                                 ====================

                  a. In 1995, Spice entered into a equipment lease agreement with IBM Credit Corporation ("ICC") which provided financing of $2,078,00 which Directrix used to construct the Operations Facility. The equipment lease was accounted for as a capital lease. As a result of certain delays, changes in equipment requirements and other factors, the original lease agreement was superseded in the fourth quarter of 1996 by a new lease which requires 36 payments of approximately $37,000, commencing on February 1, 1997. The lease obligation at December 31, 1998 was $438,000. On March 15, 1999, Directrix assumed Spice's obligations under the equipment lease agreement and is operating the Operations Facility.

                  b. On August 14, 1996, Spice entered into an equipment lease agreement with Vendor Capital Group ("VCG") for encoding and decoding equipment, which enabled Directrix to digitally compress Spice's domestic television networks onto one transponder. The lease was accounted for as a capital lease with an approximate value of $1.8 million, allocated as follows: approximately $0.5 million was attributable to encoding equipment and approximately $1.3
million  was  attributable  to  1,300  decoders.   The  encoding  equipment  was
contributed to Directrix at Closing and as such the portion of the lease obligation associated with the encoder was charged to Directrix. The balance of the lease obligation attributable to the encoder at December 31, 1998 was $170,000. In February of 1999, Directrix paid $155,000 to satisfy the lease in full and exercised its right under the lease to purchase the leased equipment .
5. CAPITAL STRUCTURE.

       Directrix was incorporated on July 20, 1998 and has authorized capital of 25 million shares of common stock, $.01 par value per share (the "Common Stock"), and 2 million shares of preferred stock, $.01 par value per share. Spice was Directrix's sole stockholder prior to the Closing.

       On March 15, 1999, in connection with the Merger, Spice transferred approximately 2,075,000 shares of Common Stock to the Spice stockholders on the basis of 0.125 of one share of Common Stock in partial exchange for each share of Spice common stock owned prior to the Merger. Fractional shares were not issued; any fractional share of Common Stock was rounded up to one whole share.

       All Spice employee stock options outstanding with exercise prices below the closing price of Spice, on the Closing were deemed to be exercised on March 15, 1999. Holders of Spice employee stock options received (in addition to the other consideration for the Merger less the exercise price) Common Stock on the basis of 0.125 of one share of Common Stock for each share of Spice common stock into which the Spice employee stock options were exercised on the Closing.

       Spice no longer owns any interest in Directrix. The stockholders of Spice own all of the capital stock and other ownership interests of Directrix.

6.     EMPLOYEE STOCK OPTION PLAN.

       Directrix adopted an employee stock option plan covering 300,000 shares of Common Stock. Directrix's Board of Directors has instructed the Compensation Committee to evaluate the granting of options of Common Stock to key executives and other employees of Directrix. Options granted under the plan which are incentive stock options will have an exercise price per share equal to the market price on the date of grant; the Board of Directors and/or the Compensation Committee will set the exercise price of non-incentive stock options. The Board of Directors and/or the Compensation Committee will also determine the other terms and conditions of options granted under the plan.
Directrix will be required to disclose in the footnotes of the financial statements the impact of the compensation expenses associated with options to be granted on a pro forma basis in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

       Prior to Closing, certain employees of Directrix participated in Spice's Employee Stock Option Plans. Spice granted 886,500 options to Company employees under the various plans during fiscal 1997. Spice accounted for these options in accordance with APB Opinion No. 25. Accordingly, because the exercise prices of the options equaled the market price on the date of grant, no compensation expense was recognized for the options granted. Had compensation expense been recognized by Spice based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS No. 123, and allocated to Directrix based on its proportionate share of total compensation, Directrix's net loss for the year ended December 31, 1997 and 1998 would have been increased by $0.3 million and $0.1 million, respectively. See Note 5 for a discussion of the exercise of Spice employee stock options outstanding on the Closing.

7.     COMMITMENTS AND CONTINGENCIES.

       LITIGATION. Spice was, from time to time, a party to litigation arising in the normal course of its business. Directrix has not assumed any liability for litigation to which Spice is currently a party. Directrix may be, from time to time, a party to litigation arising in the normal course of business.

        EMPLOYMENT AGREEMENTS. Directrix will enter into employment agreements with its Chief Executive Officer, President, Chief Operating Officer and Chief Financial Officer providing for annual base salaries aggregating approximately $900,000.

       LEASES AND SERVICE CONTRACTS. Directrix leases its office facilities, satellite transponders and uplink, and certain equipment. As of December 31, 1998, the aggregate minimum rental commitments under non-cancelable operating leases were approximately as follows:

                                                                                     Satellite Transponder
                Years Ending                                 Office Facilities            and Uplink
                December 31,                 Total             and Equipment
           -----------------------     ------------------    -------------------    ------------------------
           1999                               $4,983,000                $45,000                  $4,938,000
           2000                                4,535,000                 35,000                   4,500,000
           2001                                4,520,000                 20,000                   4,500,000
           2002                                4,505,000                  5,000                   4,500,000
           2003                                4,500,000                    -                     4,500,000
           Thereafter                          3,750,000                    -                     3,750,000
                                       ==================    ===================    ========================
           Total                             $26,793,000               $105,000                 $26,688,000
                                       ==================    ===================    ========================

         Total expense under operating leases amounted to $6,658,000 and $5,108,000 for the years ended December 31, 1998 and 1997, respectively.

         Effective December 1995, Spice entered into a Skynet Transponder Services Agreement (the "Transponder Agreement") with AT&T Corp. ("AT&T"). The Transponder Agreement provides for services on five transponders on the AT&T satellite Telstar 402R for a monthly payment of $635,000. Two of the transponders were protected and three were pre-emptible. (Transponder services on a protected transponder will not be interrupted if a transponder or satellite fails.) The original term of the Transponder Agreement was for the useful life of the satellite's geo-stationary orbit, estimated to be twelve years.

         On January 11, 1997, as a result of AT&T losing contact with and declaring Telstar 401 permanently out of service, AT&T pre-empted one of Spice's pre-emptible transponders and transferred it to another AT&T customer. On March 31, 1997, Spice and Loral (which acquired AT&T's satellite business) amended the Transponder Agreement and shortened the term by approximately four years. In consideration of the amendment, Spice granted Loral the right to pre-empt one of Directrix's transponders after September 1, 1997. As a result of the amendment, the Transponder Agreement has been classified as an operating lease commencing on March 31, 1997. As a result of the two events described above, a non-recurring gain of approximately $2.3 million was realized in 1997.

         As a result of the Transponder Agreement being classified as a capital lease until March 31, 1997, the transponder payments totaling approximately $1.6 million for 1997 were reported as a reduction of capital lease obligations. Had the Transponder Agreement been classified as an operating lease for all of 1997, Directrix would have reported additional satellite expenses of approximately $1.6 million in 1997. In addition, Directrix would have reported a decrease in depreciation of $1.0 million and a decrease in interest expense of $0.9 million for the year ended December 31, 1997.

         From the pre-emption on January 11, 1997 to the Closing on March 15, 1999 the Loral Agreement provided for service on four transponders, two protected and two pre-emptible by Loral, with monthly payments of $520,000. Immediately after the Closing on March 15, 1999, the Transponder Agreement was replaced with an agreement between Loral and Directrix for services on three transponders, one protected and two pre-emptible, with monthly payments of $375,000. The Loral Agreement expires on October 31, 2004; Directrix has an option to extend the agreement through the useful life of the transponder, which is estimated to be November 30, 2007.

8.       SIGNIFICANT CUSTOMERS.

         EMI. On September 1, 1996, pursuant to short-term agreements, Directrix began providing transponder services bundled with playback, programming and other related services to EMI. EMI currently owns and operates four premium television networks featuring explicit version adult movies which are distributed to the domestic DTH market. EMI also granted Directrix an option to acquire its stock or business for $755,000 ("EMI Option"). Directrix currently provides transponder services for three of EMI's networks and playback and other services for four of EMI's networks from the Operations Facility. The agreements with EMI were scheduled to expire on December 31, 1998. However, on December 31, 1998, both parties mutually agreed to extend the expiration date of the agreements to December 31, 1999. Under the terms of the agreement with EMI, either party may request a one year renewal subject to the other party's right to require termination at the end of the then current term.

         In 1998, as a result of the ongoing uncertainty surrounding EMI's ability to pay for all services provided, Directrix started recording revenues from EMI upon receipt. Directrix recognized revenues from EMI of approximately $4.7 million and $3.7 million for the years ended December 31, 1997 and 1998, respectively. At December 31, 1997 and 1998, Directrix has a net trade receivable from EMI of $755,000.

         SPICE. Directrix recognized revenue from Spice of approximately $5.4 million and $5.2 million for the years ended December 31, 1997 and 1998, respectively. Revenues were related to the playback of the Spice networks from Directrix's Operations Facility commencing in February 1997 as well as the transmission to and use of Directrix's transponders.

         As a result of the merger, Directrix will only provide certain services previously provided to Spice. These services will be provided under contracts for a two-year period subsequent to the Closing (See Note 12). Annual revenues from these contracts are expected to be approximately $0.6 million.

         Directrix expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The loss of any of these customers or any substantial reduction in orders by any of these customers could materially adversely affect Directrix's operating results.

9.       RETIREMENT PLAN.

         Prior to the Closing, certain of Directrix's employees participated in Spice's 401(k) retirement plan. Directrix adopted a 401(k) retirement plan which was substantially the same as the 401(k) plan maintained by Spice prior to the Merger. The plan allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The plan provides for discretionary matching of employee contributions by Directrix. Directrix employees who were participants in the Spice 401(k) retirement plan were granted the option of rolling over their account balances to Directrix's 401(k) retirement plan.

10.      REVOLVING LOAN COMMITMENT.

         On July 21,  1998,  the  Chairman  of the  Board  and  Chief  Executive
Officer, the President and a Director of Directrix (the "Lenders") agreed to provide Directrix a revolving credit facility totaling $1.5 million. ("Credit
Facility") to be used for general corporate purposes. The Credit Facility terminates on March 15, 2001. Advances under the Credit Facility will accrue interest daily at the rate of 11% per annum and interest will be payable monthly. In consideration of the Lenders providing the Credit Facility, Directrix granted the Lenders an aggregate of 45,000 warrants which have an exercise price of $.01 per share and are exercisable for 10 years. The fair value of the warrants will be treated as additional interest expense over the term of the Credit Facility.

11.       SEGMENT INFORMATION.

          The Company operates in one business segment - as a provider of technical services necessary to create support and deliver network television video programming and data services. The Company's revenues are derived from the sale of these services to network providers in the United States.

12.      SUBSEQUENT EVENTS.

         TRANSFER AND REDEMPTION AGREEMENT. On March 15, 1999 as a condition to the Merger, Spice and Directrix entered into a Transfer and Redemption Agreement and certain related agreements, pursuant to which Spice contributed certain assets to Directrix in exchange for the assumption of certain related liabilities and the issuance of Common Stock. In connection with the Merger, Spice transferred the Common Stock of Directrix to the stockholders of Spice as part of the consideration for the Merger. The Transfer Agreement, certain agreements related to or contemplated by the Transfer Agreement, and other agreements to be entered into in connection with the Merger are summarized below.

         Pursuant to the terms of the Transfer Agreement, immediately prior to the Merger, Spice contributed certain assets to Directrix, including (a) all of the equipment and facilities relating to the Operations Facility, (b) the EMI Option, (c) certain rights to Spice's library of adult films acquired before and after the Closing to be granted to Directrix under the Explicit Rights Agreements and the Owned Rights Agreement, (d) approximately $0.8 million in cash, (e) 173,784 shares of Playboy stock valued at approximately $4.5 million, and (f) accounts receivable and other current assets, totaling approximately $1.7 million, Directrix currently has no intent to exercise the EMI Option.

         In connection with the contribution, Directrix issued to Spice the Common Stock and assumed certain liabilities (the "Assumed Liabilities"), subject to the indemnification obligations of Spice described below. The Assumed Liabilities include (a) all of the liabilities relating to EMI, (b) all of the liabilities relating to or arising from the Operations Facility, but only to the extent they arise after March 15, 1999, and (c) those liabilities and obligations arising out of the assets being transferred to Directrix. The Transfer Agreement provides, among other things, that Directrix will indemnify Spice for the Assumed Liabilities.

         On March 15, 1999, Directrix and Spice entered into an Explicit Rights Agreement under which Spice assigned to Directrix certain broadcast and transmission rights in and to the films licensed by Spice, excluding films licensed by Spice's international subsidiaries. Spice will remain responsible for the payment of license fees. In addition, Directrix and Spice entered into the Owned Rights Agreement pursuant to which Spice assigned to Directrix certain broadcast and transmission rights in and to Spice's existing library of owned adult films.

         In connection with the Merger, Playboy and Directrix entered into a Satellite Services Agreement, pursuant to which Directrix will provide playback, uplink and compressed transponder services for at least two networks. In addition, Directrix and Califa Entertainment Group, Inc. entered into a Satellite Services Agreement, pursuant to which Directrix will provide playback, uplink and compressed transponder services for one network.

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, Directrix, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 15, 1999

                                    DIRECTRIX, INC.

                                    By: /s/ J. Roger Faherty
                                        --------------------
                                        J. Roger Faherty
                                        Chairman, Chief Executive
                                        Officer, President and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Directrix, Inc. and in the capacities and on the dates indicated.

/s/ Donald J. McDonald         Director      Date:  April 15, 1999
---------------------------                         --------------
Donald J. McDonald


/s/ Rudy R. Miller             Director      Date:  April 15, 1999
--------------------------                          --------------
Rudy R. Miller


/s/ Richard Cohen              Director      Date:  April 15, 1999
---------------------------                         --------------
Richard Cohen


/s/ Leland H. Nolan            Director      Date:  April 15, 1999
---------------------------                         --------------
Leland H. Nolan

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:


/s/ John R. Sharpe             Chief          Date:  April 15, 1999
---------------------------    Financial             --------------
John R. Sharpe                 Officer &
                               Accounting
                               Officer