Form 10QSB
period 1999-03-31
DIRECTRIX INC
filed 1999-05-17
CIK 1067310

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

[ ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

OR

[X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 1999 to March 31, 1999

Commission file number                 000-25111

                                Directrix, Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                                       13-4015248
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                        536 Broadway, New York, NY 10012
                    (Address of principal executive offices)

                                 (212) 941-1434
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


Yes  [X]          No [ ]

Number of shares outstanding of Registrant's Common Stock as of April 30, 1999 was 2,074,785.

                                                      PART I

ITEM 1:  FINANCIAL STATEMENTS
DIRECTRIX, INC.
BALANCE SHEETS (unaudited)
--------------------------------------------------------------------------------





                                                                                 March 31, 1999     December 31, 1998
                                                                                -----------------   ------------------

     ASSETS:

Current assets:
    Cash ....................................................................       $  1,450,000        $       --
    Marketable securities (Note 4)...........................................          4,475,000                --
    Accounts receivable, less allowance for doubtful accounts of $1,789,000..            720,000             755,000
    Prepaid expenses and other current assets ...............................            253,000             650,000
                                                                                    ------------        ------------
                  Total current assets ......................................          6,898,000           1,405,000

Property and equipment, net .................................................          2,669,000           2,539,000
Library of movies, net ......................................................            833,000             839,000
Deferred financing costs ....................................................            173,000                --
Other assets ................................................................             66,000              51,000
                                                                                    ------------        ------------
                                                                                    $ 10,639,000        $  4,834,000
                                                                                    ============        ============

     LIABILITIES AND STOCKHOLDER'S EQUITY:

Current liabilities:
    Current portion of obligations under capital leases .....................       $    370,000        $    572,000
    Accounts payable ........................................................            664,000              73,000
    Accrued expenses and other current liabilities ..........................            469,000             103,000
                                                                                    ------------        ------------
                  Total current liabilities .................................          1,503,000             748,000

Obligations under capital leases, less current portion ......................            163,000              36,000
                                                                                    ------------        ------------
                  Total liabilities .........................................          1,666,000             784,000
                                                                                    ------------        ------------

Commitments and contingencies:

Stockholder's equity
    Common stock, $0.01 par value; authorized 25,000,000 shares,
       2,074,785 shares issued and outstanding at March 31, 1999.............             21,000                --
    Additional paid-in capital ..............................................         20,361,000          13,765,000
    Accumulated deficit .....................................................        (11,409,000)         (9,715,000)
                                                                                    ------------        ------------
                  Total stockholder's equity ................................          8,973,000           4,050,000
                                                                                    ------------        ------------
                                                                                    $ 10,639,000        $  4,834,000
                                                                                    ============        ============

The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC.
STATEMENTS of OPERATIONS (unaudited)
--------------------------------------------------------------------------------


                                                                        Three Months Ended March 31,

                                                                       1999                       1998
                                                                   -----------                -----------

Revenues ....................................................      $ 1,996,000                $ 2,523,000
                                                                   -----------                -----------

Operating expenses:
    Salaries, wages and benefits.............................          794,000                    694,000
    Library amortization.....................................           81,000                     95,000
    Satellite costs .........................................        1,602,000                  1,640,000
    Selling, general and administrative expenses.............          919,000                    427,000
    Depreciation of fixed assets.............................          270,000                    260,000
                                                                   -----------                -----------
                   Total operating expenses .................        3,666,000                  3,116,000
                                                                   -----------                -----------

              Loss from operations...........................       (1,670,000)                  (593,000)

Interest expense.............................................           24,000                     35,000
                                                                   -----------                -----------

              Net loss ......................................      $(1,694,000)               $  (628,000)
                                                                   ===========                ===========

Net Loss per Common Share: Basic and Diluted ...............      $     (0.82)               $     (0.30)
                                                                   ===========                ===========
Weighted average number of shares outstanding:
     Basic and Diluted (note 6) ............................        2,074,785                   2,074,785
                                                                   ===========                ===========

The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC.
STATEMENT of STOCKHOLDER'S EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 1999
--------------------------------------------------------------------------------



                                                                                       Additional
                                                                           Common       Paid-In     Accumulated
                                                                           Stock        Capital        Deficit        Total
                                                                         ----------   -----------   ------------    -----------

Balance at January 1, 1999 ...........................................   $     --     $13,765,000   $ (9,715,000)   $ 4,050,000

   Shares issued in connection with spin-off .........................       21,000       (21,000)          --             --

   Warrants issued in connection with credit facility ................         --         180,000           --          180,000

   Net loss ..........................................................         --            --       (1,694,000)    (1,694,000)

   Net transfers from Spice ..........................................         --       6,437,000           --        6,437,000

                                                                         ----------   -----------   ------------    -----------
Balance at March 31, 1999 ............................................   $   21,000   $20,361,000   $(11,409,000)   $ 8,973,000
                                                                         ==========   ===========   ============    ===========


The accompanying notes are an integral part of this financial statement.


DIRECTRIX, INC.
STATEMENT of CASH FLOWS (unaudited)
--------------------------------------------------------------------------------


                                                                                Three Months Ended March 31,

                                                                                  1999                1998
                                                                               -----------         ---------


Cash flows from operating activities:
    Net loss ...............................................................   $(1,694,000)        $(628,000)
                                                                               -----------         ---------
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization of fixed assets ..........................       270,000           260,000
    Amortization of library of movies ......................................        81,000            95,000
    Amortization of deferred financing costs ...............................         7,000              --
          Changes in assets and liabilities:
                (Increase) decrease in accounts receivable .................        35,000            (1,000)
                Decrease in prepaid expenses and other current assets ......       397,000              --
                Increase in other assets ...................................       (15,000)             --
                (Decrease) increase in accounts payable and
                    accrued expenses .......................................       957,000          (109,000)
                Decrease in deferred income ................................          --             (78,000)
                                                                               -----------         ---------
                   Total adjustments .......................................     1,732,000           167,000
                                                                               -----------         ---------
                   Net cash provided by (used in) operating  activities ....        38,000          (461,000)
                                                                               -----------         ---------

Cash flows from investing activities:
    Purchase of property and equipment .....................................      (210,000)         (157,000)
    Purchase of rights to movies ...........................................       (75,000)         (159,000)
                                                                               -----------         ---------
          Net cash used in investing activities ............................      (285,000)         (316,000)
                                                                               -----------         ---------

Cash flows from financing activities:
    Repayment of long-term debt and capital lease obligations ..............      (265,000)         (113,000)
    Net transfers from Spice ...............................................     1,962,000           890,000
                                                                               -----------         ---------
          Net cash provided by financing activities ........................     1,697,000           777,000
                                                                               -----------         ---------
          Net increase in cash and cash equivalents ........................     1,450,000              --
Cash and cash equivalents, beginning of the period .........................          --                --
                                                                               -----------         ---------
          Cash and cash equivalents, end of the period .....................   $ 1,450,000         $    --
                                                                               ===========         =========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
          Interest .........................................................   $    16,000         $  34,000
                                                                               ===========         =========
          Income taxes .....................................................   $      --           $    --
                                                                               ===========         =========
Supplemental schedule of non-cash investing and financing activities:
    Marketable securities contributed at spin-off ..........................     4,475,000              --
    Capital lease obligations ..............................................       190,000              --
    Issuance of warrants in connection with the credit facility ............       180,000              --
    Shares issued in connection with the spin-off ..........................        21,000              --


The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC.
NOTES to FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 (unaudited)
--------------------------------------------------------------------------------


1. In the opinion of Directrix, Inc (the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

2. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

3. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

4. On March 15, 1999 as a condition to the merger (the "Merger") between Spice Entertainment Companies, Inc. ("Spice") and Playboy Enterprises, Inc. ("Playboy"), Spice and the Company entered into a Transfer and Redemption Agreement (the "Transfer Agreement") and certain related agreements, pursuant to which Spice contributed certain assets to Directrix, Inc. ("Directrix") in exchange for the assumption of certain related liabilities and the issuance of Directrix's common stock (the "Common Stock"). In connection with the Merger, Spice distributed the Common Stock to the stockholders of Spice as part of the consideration for the Merger.

          Pursuant to the terms of the Transfer Agreement, immediately prior to the Merger, Spice contributed certain assets to Directrix, including (a) all of the equipment and facilities relating to Spice's master control and digital playback center (the "Operations Facility"), (b) an option ("EMI Option") to purchase the assets and liabilities of Emerald Media, Inc. ("EMI") (c) certain rights to Spice's library of adult films acquired before and after the closing of the Merger (the "Closing"), (d) approximately $0.8 million in cash, (e) 173,784 shares of Playboy stock valued at approximately $4.5 million, and (f) accounts receivable and other current assets, totaling approximately $1.2 million.

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

         In connection with the Merger, Playboy and Directrix entered into a Satellite Services Agreement, pursuant to which Directrix will provide playback, uplink and compressed transponder services for at least two networks. In addition, Directrix and Califa Entertainment Group, Inc. ("Califa") entered into a Satellite Services Agreement, pursuant to which Directrix will provide playback, uplink and compressed transponder services for one network.

5. Playboy is disputing certain payments made on behalf of Directrix prior to the closing of the Merger totaling approximately $0.7 million. Playboy withheld approximately $0.7 million from severance payments due Mr. Faherty under his Spice employment agreement as a result of this dispute. The parties are currently in discussion to settle this matter. Should the parties be unable to reach a negotiated settlement, the Company could be involved in an action pertaining to this matter and may be required to repay some or all of the prepayments made prior to the Merger which could adversely affect the Company. Pending resolution of this dispute, the Company loaned Mr. Faherty the amount withheld by Playboy.

6. On May 4, 1999 the Board of Directors of Directrix approved a change in Directrix's fiscal year from December 31 to March 31. This will enable Directrix to more timely report a full year's worth of operations as a stand-alone entity and more meaningfully reflects its operational results. The three month transition period from January 1, 1999 to March 31, 1999 precedes the start of the new fiscal year and is represented in this Form 10-QSB Transition Report.

7. Pro Forma Net Loss per Common Share: Historical earnings per share have not been presented because they would not be meaningful. Pro forma net loss per share is calculated after giving effect to the distribution of Directrix's Common Stock. Pro forma net loss per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share exclude dilution and are computed by dividing income attributable to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares, such as options and warrants. Potentially dilutive securties were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

DIRECTRIX, INC.
ITEM 2:  MANAGEMENT'S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATION
--------------------------------------------------------------------------------


This report contains forward-looking statements that involve a number of risks and uncertainties. In addition to the factors discussed elsewhere in this report, among the other factors that could cause actual results to differ materially are the following: business condition and the general economy, reliance on a limited number of customers and limited operating history with absence of history as a stand-alone company.

Overview

         Directrix is a Delaware corporation formed by Spice in contemplation of the Merger. On March 15, 1999, prior to the Closing, Spice contributed to Directrix, among other things, all of the assets and liabilities associated the Operations Facility, the EMI Option and the rights to distribute the explicit version of Spice's adult films in the DTH market and over the Internet. Spice also contributed approximately $0.8 million in cash, accounts receivable and other current assets totaling approximately $1.2 million and 173,784 shares of Playboy stock valued at approximately $4.5 million, which were purchased by Spice prior to the Closing.

         On March 15, 1999, after the contribution from Spice, Directrix had working capital of approximately $5.3 million. Directrix has also secured a $1.5 million credit facility (the "Credit Facility") provided by certain officers and directors of Directrix. Management believes the transferred working capital and the credit facility will provide sufficient funding to implement management's plans.

          On May 4, 1999 the Board of Directors of Directrix approved a change in Directrix's fiscal year from December 31 to March 31. This will enable Directrix to more timely report a full year's worth of operations as a stand-alone entity and more meaningfully reflects its operational results. The three month transition period from January 1, 1999 to March 31, 1999 precedes the start of the new fiscal year and is represented in this Form 10-QSB Transition Report.

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

          Net Loss. Directrix reported a net loss of $1.7 million for the three months ended March 31, 1999 as compared to $0.6 million net loss for the corresponding period in 1998. The increase in the net loss was primarily attributable to a decline in revenues of approximately $0.5 million and an increase in selling, general and administrative expenses of approximately $0.5 million.

         Revenues. Directrix reported total revenue of $2.0 million for the three months ended March 31, 1999 as compared to $2.5 million for the corresponding period in 1998. The decline in revenue was primarily attributable to declines in revenue generated from (a) EMI totaling $0.3 million and (b) services provided to Playboy and Califa relating to the three networks previously owned by Spice totaling $0.2 million.

         The decline in revenues from EMI was the result of continued competition in a declining C-band market where EMI generated substantially all of its revenue. As a result of EMI's inability to pay Directrix in full for services provided, Directrix is taking a more active role in monitoring the progress of EMI in the continued development, implementation and execution of its business plan. Directrix is also assessing various strategies with respect to the EMI Option.

         Salaries, Wages and Benefits. Directrix reported salaries, wages and benefits of $0.8 million for the three months ended March 31, 1999 as compared to $0.7 million for the corresponding period in 1998.

         Library Amortization. Directrix reported library amortization of $0.1 million for the three months ended March 31, 1999 which was substantially the same as the corresponding period in 1998.

DIRECTRIX, INC.
ITEM 2:  MANAGEMENT'S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATION (continued)
--------------------------------------------------------------------------------


         Satellite Costs. Directrix reported satellite costs of $1.6 million for the three months ended March 31, 1999 which was substantially the same as the corresponding period in 1998.

         Selling, General and Administrative Expenses. Directrix reported selling, general and administrative expenses of $0.9 million for the three months ended March 31, 1999 as compared to $0.4 million for the corresponding period in 1998. The increase was primarily attributable to marketing, webcasting, and maintenance costs associated with business devlopment efforts and the establishment of Directrix as a stand-alone entity.

         Depreciation of Fixed Assets. Directrix reported depreciation of fixed assets of $0.3 million for the three months ended March 31, 1999 which was substantially the same as the corresponding period in 1998.

Liquidity and Capital Resources

         Prior to the Merger, Spice used a centralized approach to cash management and the financing of its operations. As a result, prior to the Merger, Spice funded all of Directrix's activities. Spice provided funding of $3.9 million to Directrix for 1998 and $1.7 million in the first quarter of 1999.

         On March 31, 1999, Directrix had working capital of approximately $5.4 million, principally from Spice's contribution at closing, and a revolving line of credit ("Credit Facility") of $1.5 million which was provided by two officers and one director of Directrix. The Credit Facility bears interest at 11% per annum and matures on March 15, 2001. Two officers As additional consideration, the Company issued an aggregate 45,000 warrants to the lenders of the Credit Facility. As of March 31, 1999, there were no borrowings under the Credit Facility.

          Playboy is disputing certain payments made on behalf of Directrix prior to the closing of the Merger totaling approximately $0.7 million.
Playboy withheld approximately $0.7 million from severance payments due Mr. Faherty under his Spice employment agreement as a result of this dispute. The parties are currently in discussion to settle this matter. Should the parties be unable to reach a negotiated settlement, the Company could be involved in an action pertaining to this matter and may be required to repay some or all of the prepayments made prior to the Merger which could adversely affect the Company. Pending resolution of this dispute, the Company loaned Mr. Faherty the amount withheld by Playboy.

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

                           PART II - OTHER INFORMATION


Item 1:         Legal Proceedings.

                None.

Item 6:         Exhibits and Reports on Form 8-K.

(a)             Exhibits.

                Exhibit 27.00 - Financial Data Schedule.

(b)             Reports on Form 8-K.

                On May 14, 1999, Directrix filed a Current Report on Form 8-K reporting, under Item 8, a change in Directrix's fiscal year.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        DIRECTRIX, INC.


Dated:  May 17, 1999

                                        By:    /s/ John R. Sharpe
                                        _____________________________
                                        John R. Sharpe
                                        Chief Financial Officer and
                                        Principal Accounting Officer