Form 10QSB
period 1999-06-30
DIRECTRIX INC
filed 1999-08-10
CIK 1067310

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period
Commission file number                 000-25111

                                 Directrix, Inc.
             (Exact name of registrant as specified in it's charter)

Delaware                                                     13-4015248
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                    236 West 26th Street, New York, NY 10012
                    (Address of principal executive offices)

                                 (212) 741-6511
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes       [X]              No       [  ]

Number of shares outstanding of Registrant's Common Stock as of July 31, 1999 was 2,119,785.

                                     PART I

ITEM 1:  FINANCIAL STATEMENTS
DIRECTRIX, INC.
BALANCE SHEETS (unaudited)
--------------------------------------------------------------------------------



                                                                                                      June 30,           March 31,
                                                                                                       1999               1999
                                                                                                  --------------      -------------

     ASSETS:

Current assets:
    Cash ...................................................................................       $  1,314,000        $  1,450,000
    Marketable securities (notes 4 and 8) ..................................................          2,575,000           4,475,000
    Accounts receivable, net ...............................................................          1,022,000             720,000
    Officer loans ..........................................................................            670,000                --
    Prepaid expenses and other current assets ..............................................            493,000             253,000
                                                                                                   ------------        ------------
                  Total current assets .....................................................          6,074,000           6,898,000

Property and equipment, net ................................................................          3,181,000           2,669,000
Library of movies, net .....................................................................            739,000             833,000
Deferred financing costs ...................................................................            150,000             173,000
Other assets ...............................................................................             92,000              66,000
                                                                                                   ------------        ------------
                                                                                                   $ 10,236,000        $ 10,639,000
                                                                                                   ============        ============

     LIABILITIES AND STOCKHOLDER'S EQUITY:

Current liabilities:
    Current portion of obligations under capital leases ....................................       $    244,000        $    370,000
    Accounts payable .......................................................................            626,000             664,000
    Accrued expenses and other current liabilities .........................................          1,038,000             469,000
                                                                                                   ------------        ------------
                  Total current liabilities ................................................          1,908,000           1,503,000

Obligations under capital leases, less current portion .....................................               --               163,000
                                                                                                   ------------        ------------
                  Total liabilities ........................................................          1,908,000           1,666,000
                                                                                                   ------------        ------------

Commitments and contingencies:

Stockholder's equity
    Common stock, $0.01 par value; authorized 25,000,000 shares; 2,119,785 and
      2,074,785 shares issued and outstanding at June 30, 1999
      and March 31, 1999, respectively .....................................................             21,000              21,000
    Additional paid-in capital .............................................................         20,536,000          20,361,000
    Accumulated deficit ....................................................................        (12,229,000)        (11,409,000)
                                                                                                   ------------        ------------
                  Total stockholder's equity ...............................................          8,328,000           8,973,000
                                                                                                   ------------        ------------
                                                                                                   $ 10,236,000        $ 10,639,000
                                                                                                   ============        ============

The accompanying notes are an integral part of these financial statements.

DIRECTRIX, INC.
STATEMENTS of OPERATIONS (unaudited)
--------------------------------------------------------------------------------

                                                                           Three Months Ended June 30,
                                                                           1999                   1998
                                                                       -----------            -----------


Revenues ........................................................      $ 2,415,000            $ 2,452,000
                                                                       -----------            -----------

Operating expenses:
    Salaries, wages and benefits.................................          683,000                673,000
    Library amortization.........................................           94,000                 63,000
    Satellite costs .............................................        1,573,000              1,648,000
    Selling, general and administrative expenses ................        1,068,000                557,000
    Depreciation of fixed assets.................................          270,000                290,000
                                                                       -----------            -----------
                   Total operating expenses .....................        3,688,000              3,231,000
                                                                       -----------            -----------

                   Loss from operations..........................       (1,273,000)              (779,000)

Interest expense.................................................           35,000                 37,000
Gain on disposal of marketable securities .......................         (488,000)                  --
                                                                       -----------            -----------

                   Net loss .....................................      $  (820,000)           $  (816,000)
                                                                       ===========            ===========

  Net loss per common share:
    Basic and Diluted ...........................................     $      (0.39)           $     (0.39)
                                                                       ===========            ===========

  Weighted average number of shares outstanding:
    Basic and Diluted (note 5) ..................................        2,081,092              2,074,785
                                                                       ===========            ===========

The accompanying notes are an integral part of these financial statements.

DIRECTRIX, INC.
STATEMENT of STOCKHOLDER'S EQUITY (unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------



                                                                        Additional
                                                                         Paid-In           Accumulated
                                                    Common Stock         Capital             Deficit            Total
                                                   ---------------    ---------------   -----------------   --------------

Balance at April 1, 1999                           $        21,000    $    20,361,000   $     (11,409,000)  $    8,973,000


   Options issued to the Board of Directors              --                   175,000           --                 175,000


   Net loss                                              --                     --               (820,000)        (820,000)

                                                   ---------------    ---------------   -----------------   --------------
Balance at June 30, 1999                           $        21,000    $    20,536,000   $     (12,229,000)  $    8,328,000
                                                   ===============    ===============   =================   ==============


The accompanying notes are an integral part of this financial statement.

DIRECTRIX, INC.
STATEMENT of CASH FLOWS (unaudited)
--------------------------------------------------------------------------------


                                                                                                                  Three
                                                                                                          Months Ended June 30,
                                                                                                       1999                 1998
                                                                                                    -----------         -----------


Cash flows from operating activities:
    Net loss ...............................................................................        $  (820,000)        $  (816,000)
                                                                                                    -----------         -----------
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
           Depreciation of fixed assets ....................................................            270,000             290,000
           Amortization of library of movies ...............................................             94,000              63,000
           Amortization of deferred financing costs ........................................             23,000                --
           Gain on disposal of marketable securities .......................................           (488,000)               --
           Provision for bad debt ..........................................................            200,000                --
           Consulting expense satisfied through the issuance of warrants ...................            175,000                --
           Changes in assets and liabilities:
                Increase in accounts receivable ............................................           (502,000)             (7,000)
                Increase in officer loans ..................................................           (670,000)               --
                Increase in prepaid expenses and other current assets ......................           (240,000)           (516,000)
                Increase in other assets ...................................................            (26,000)               --
                Increase (decrease) in accounts payable and
                  accrued expenses .........................................................            341,000              (3,000)
                                                                                                    -----------         -----------
                   Total adjustments .......................................................           (823,000)           (173,000)
                                                                                                    -----------         -----------
                   Net cash provided by (used in) operating activities .....................         (1,643,000)           (989,000)
                                                                                                    -----------         -----------

Cash flows from investing activities:
    Proceeds from sale of Playboy stock ....................................................          2,388,000                --
    Purchase of property and equipment .....................................................           (782,000)           (109,000)
    Purchase of rights to movies ...........................................................               --               (75,000)
                                                                                                     -----------        -----------
          Net cash used in investing activities ............................................          1,606,000            (184,000)
                                                                                                    -----------         -----------

Cash flows from financing activities:
    Repayment of long-term debt and capital lease obligations ..............................            (99,000)           (159,000)
    Net transfers from Spice ...............................................................               --             1,332,000
                                                                                                    -----------         -----------
          Net cash (used in) provided by financing activities ..............................            (99,000)          1,173,000
                                                                                                    -----------         -----------
          Net decrease in cash and cash equivalents ........................................           (136,000)               --
Cash and cash equivalents, beginning of the period .........................................          1,450,000                --
                                                                                                    -----------         -----------
             Cash and cash equivalents, end of the period ..................................        $ 1,314,000         $      --
                                                                                                    ===========         ===========

Supplemental disclosures of cash flow information: Cash paid during the year for:
          Interest .........................................................................        $    12,000         $    38,000
                                                                                                    ===========         ===========
          Income taxes .....................................................................        $      --           $      --
                                                                                                    ===========         ===========

The accompanying notes are an integral part of these financial statements.

DIRECTRIX, INC.
NOTES to FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 1999 (unaudited)
--------------------------------------------------------------------------------

1. In the opinion of Directrix, Inc. ("Directrix"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, and the results of operations and cash flows for the three months ended June 30, 1998 and 1999.

2. The results of operations for the three months ended June 30, 1998 and 1999 are not necessarily indicative of the results to be expected for the full year.

3. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Directrix' Annual Report on Form 10-KSB for the year ended December 31, 1998.

4. On March 15, 1999, as a condition to the merger (the "Merger") between Spice Entertainment Companies, Inc. ("Spice") and Playboy Enterprises, Inc. ("Playboy"), Spice and Directrix entered into a Transfer and Redemption Agreement (the "Transfer Agreement") and certain related agreements, pursuant to which Spice contributed certain assets to Directrix in exchange for the assumption of certain related liabilities and the issuance of Directrix' common stock (the "Common Stock"). In connection with the Merger, Spice distributed the Common Stock to the stockholders of Spice as part of the consideration for the Merger.

         Pursuant to the terms of the Transfer Agreement, immediately prior to the Merger, Spice contributed certain assets to Directrix, including (a) all of the equipment and facilities relating to Spice's master control and digital playback center (the "Operations Facility"), (b) an option ("EMI Option") to purchase the assets and liabilities of Emerald Media, Inc. ("EMI"), (c) certain rights to Spice's library of adult films acquired before and after the closing of the Merger (the "Closing"), (d) approximately $0.8 million in cash, (e) 173,784 shares of Playboy stock with a market value of approximately $4.5 million, and (f) accounts receivable and other current assets, totaling approximately $1.2 million.

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

DIRECTRIX, INC.
NOTES to FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 1999 (unaudited) CONTINUED
--------------------------------------------------------------------------------

5. For all periods ending before April 1, 1999, Directrix presented pro forma net loss per share because historical earnings (loss) per share would not be meaningful. Pro forma net loss per share is calculated after giving effect to the distribution of Directrix' Common Stock. Pro forma net loss per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share exclude dilution and are computed by dividing income attributable to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares, such as options and warrants. Potentially dilutive securities were excluded from the calculation of both the pro forma and historical diluted earnings per share because their effect was anti-dilutive.

6. Playboy is disputing certain payments made on behalf of Directrix prior to the Closing of the Merger totaling approximately $0.9 million. Playboy withheld approximately $0.7 million from severance payments due J. Roger Faherty, the Chief Executive Officer of Directrix, under his Spice employment agreement as a result of this dispute. The parties are currently in discussion to settle this matter. Should the parties be unable to reach a negotiated settlement, Directrix could be involved in an action pertaining to this matter and may be required to repay some or all of the prepayments made prior to the Merger which could adversely affect Directrix. Pending resolution of this dispute, Directrix loaned Mr. Faherty the amount withheld by Playboy. The loan is secured by an assignment of the severance payments due Mr. Faherty under his employment agreement with Spice.

7. On May 4, 1999, the Board of Directors of Directrix approved a change in Directrix' fiscal year from December 31 to March 31. This will enable Directrix to more timely report a full year's worth of operations as a stand-alone entity and more meaningfully reflect it's operational results. The three months transition period from January 1, 1999 to March 31, 1999 preceded the start of the new fiscal year and was represented in the Form 10-QSB Transition Report for the three months ended March 31, 1999.

8. During the three months ended June 30, 1999, Directrix sold 73,784 shares of Playboy stock contributed by Spice at Closing for net cash proceeds of approximately $2.4 million, resulting in a gain of approximately $0.5 million. On June 30, 1999, Directrix held 100,000 shares of Playboy stock valued at $25.75, the per share market value on the date of contribution.

9. On April 21, 1999, Directrix granted employees 141,976 options to acquire the common stock of Directrix ("Options") exercisable at $3.94 per share, of which 75,000 were to officers. Directrix also granted 75,000 Options to all non-employee directors exercisable at $3.94, resulting in an expense of $175,000. No compensation expense was recognized in connection with the employee grant due to the fact the exercise price was not below the market value of the stock on the grant date.

         The employee grant dated April 21, 1999, did not include options to the Chief Executive Officer ("CEO") because the Compensation Committee had not yet completed it's evaluation concerning the granting of options commensurate with the CEO's duties and responsibilities. On July 15, 1999 the Compensation Committee approved and Directrix granted 50,000 options to the CEO, exercisable at $6.4375 per share, the market price on the grant date.

10. On March 31, 1999, Directrix and EMI amended their agreements whereby Directrix would provide expanded services to EMI. Under the new agreement Directrix would provide transponder, playback and production services for four of EMI's networks. The amendment also extended the contract from December 31, 1999 to December 31, 2000. In consideration for providing expanded services as well as the extension, Directrix forgave EMI's debt in excess of $755,000, which is the exercise price of the EMI option.

DIRECTRIX, INC.
ITEM 2:  MANAGEMENT'S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS
--------------------------------------------------------------------------------

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

Overview

         Directrix is a Delaware corporation formed by Spice in contemplation of the Merger. On March 15, 1999, prior to the Closing, Spice contributed to Directrix, among other things, all of the assets and liabilities associated with the Operations Facility, the EMI Option and the rights to distribute the explicit version of Spice's adult films in the c-band direct to home ("DTH") market and over the Internet. Spice also contributed approximately $0.8 million in cash, accounts receivable and other current assets totaling approximately $1.2 million and 173,784 shares of Playboy stock valued at approximately $4.5 million, which were purchased by Spice prior to the Closing.

         On March 15, 1999, after the contribution from Spice, Directrix had working capital of approximately $5.3 million. Directrix has also secured a $1.5 million credit facility (the "Credit Facility") provided by certain officers and directors of Directrix. Management believes the contributed working capital, cash generated from operatons and the credit facility will provide sufficient funding to implement management's plans.

         On May 4, 1999, the Board of Directors of Directrix approved a change in Directrix' fiscal year from December 31 to March 31. This will enable Directrix to more timely report a full years' worth of operations as a stand-alone entity and more meaningfully reflect it's operational results. The three months transition period from January 1, 1999 to March 31, 1999 preceded the start of the new fiscal year and was represented in the Form 10-QSB Transition Report for the three months ended March 31, 1999.

Results of Operations

         The financial statements of Directrix reflect the results of operations, financial position and cash flow of the business contributed to Directrix by Spice on March 15, 1999. As a result, the financial statements of Directrix prior to the Closing have been carved out from the financial statements of Spice using the historical results of operations and historical basis of the assets and liabilities of such business.

         Additionally, prior to Closing, the financial statements of Directrix include certain assets, liabilities, revenues and expenses which were not historically recorded at the level of, but are primarily associated with, such business. Directrix believes the assumptions underlying its' financial statements to be reasonable.

         The financial information included herein, however, may not necessarily reflect the results of operations, financial position and cash flow of Directrix in the future or what the results of operations, financial position and cash flows would have been had Directrix been a separate, stand-alone entity during the periods presented prior to Closing. The financial information prior to Closing included herein does not reflect the many changes that will now occur in the funding and operations of Directrix as a result of the transactions involving Spice, Playboy and Directrix.

DIRECTRIX, INC.
ITEM 2:  MANAGEMENT'S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

         Revenues were earned principally from services provided to two customers, EMI and Playboy. For the year ended December 31, 1998, and the transition period ended March 31, 1999, due to the ongoing uncertainty surrounding EMI's ability to pay for all services provided, Directrix reserved all revenues from EMI that were not collected. For the three months ended June 30, 1999, as a result of a significant improvement in cash received from EMI, Directrix resumed recording revenues from EMI based on contractual amounts. Prior to Closing, revenues attributable to Spice relate to network operations, post-production and technical services provided internally. These revenues have been recorded based on either (i) services provided to unrelated third party customers or (ii) costs associated with an applicable service plus an appropriate markup based on a reasonable assessment of a market-based charge. Management believes that the methods used to record revenues are reasonable.

         Net Loss. Directrix reported a net loss of $0.8 million for the three months ended June 30, 1999 and 1998. Although Directrix reported a similar loss for each period there were two major differences. In the threee months ended June 30, 1999, Directrix reported a gain on the sale of Playboy stock of approximately $0.5 million. For the three months ended Directrix reported an increase in selling, general and administrative expenses of approximately $0.5 million as compared to the same period in 1998. This increase was largely due to the issuance of stock options to non-employee members of Directrix' Board of Directors and an increase in bad debt expense relating to EMI.

         Revenues. Directrix reported total revenue of $2.4 million for the three months ended June 30, 1999, as compared to $2.5 million for the corresponding period in 1998. The decrease in revenue was attributable to a decline in revenue relating to Playboy and Califa, networks previously owned by Spice, of $1.1 million, offset by an increase in revenue associated with EMI of $1.0 million.

         The increase in revenues from EMI is attributable to two factors: (i) an upswing in their business resulting in a significant increase in the amount of cash received, and (ii) the expanded services provided to EMI in the three months ended June 30, 1999. Directrix is continuing to monitor the progress of EMI regarding the continued development, implementation and execution of its' business plan. On an ongoing basis Directrix continues to assess various strategies with respect to the EMI Option.

         The decrease in revenue relating to Playboy and Califa (the successor to Spice) was attributable to two factors: (i) one of the Loral transponders, which had been previously charged to Directrix, was assigned to Playboy at Closing, and (ii) Playboy and Califa's decision to provide their own production services, which were provided by Directrix prior to Closing.

         Salaries, Wages and Benefits. Directrix reported salaries, wages and benefits of $0.7 million for the three months ended June 30, 1999, which is comparable to the amount for the corresponding period in 1998.

         Library Amortization. Directrix reported library amortization of $0.1 million for the three months ended June 30, 1999, which was substantially the same as the corresponding period in 1998.

         Satellite Costs. Directrix reported satellite costs of $1.6 million for the three months ended June 30, 1999, which was substantially the same as the corresponding period in 1998. The assignment of one transponder to Playboy at Closing was offset by the addition of a transponder, which was required under the expanded service agreement with EMI.

         Selling, General and Administrative Expenses. Directrix reported selling, general and administrative expenses of $1.0 million for the three months ended June 30, 1999, as compared to $0.6 million for the corresponding period in 1998. The increase was primarily attributable to the expense associated with the issuance of stock options to non-employee members of the Directrix Board of Directors and an increase in a provision for uncollectable accounts.

         Depreciation of Fixed Assets. Directrix reported depreciation of fixed assets of $0.3 million for the three months ended June 30, 1999, which was substantially the same as the corresponding period in 1998.

Liquidity and Capital Resources

         Prior to the Merger, Spice used a centralized approach to cash management and the financing of its operations. As a result, prior to the Merger, Spice funded all of the activities of Directrix. Spice provided funding of $3.9 million to Directrix for 1998 and $1.7 million in the first quarter of 1999.

         On March 31, 1999 and June 30, 1999, Directrix had working capital of approximately $5.4 and $4.2 million, respectively. The decline in working capital during the three months ended June 30, 1999, was mostly attributable to the purchase of property and equipment. Directrix projects to spend an additional $1.5 million on the upgrade and build out of a new facility which includes a state of the art master control and digital playback center. Directrix also has a revolving line of credit ("Credit facility") of $1.5 million, provided by two senior officers and one director of Directrix. The Credit Facility bears interest at 11% per annum and matures on March 15, 2001. As additional consideration, Directrix issued an aggregate of 45,000 warrants, exercisable at $0.01, to the lenders of the Credit Facility. As of June 30, 1999, there were no borrowings under the Credit Facility. Directrix believes that it's current working capital, cash generated from operations and the credit facility will provide sufficient liquidity in executing its' business plan.

         Playboy is disputing certain payments made on behalf of Directrix prior to the closing of the Merger totaling approximately $0.9 million. Playboy withheld approximately $0.7 million from severance payments due Mr. Faherty under his Spice employment agreement as a result of this dispute. The parties are currently in discussion to settle this matter. Should the parties be unable to reach a negotiated settlement, Directrix could be involved in an action pertaining to this matter and may be required to repay some or all of the prepayments made prior to the Merger which could adversely affect Directrix. Pending resolution of this dispute, Directrix loaned Mr. Faherty the amount withheld by Playboy. The loan is secured by an assignment of the severance payments due Mr. Faherty under his employment agreement.

Year 2000 Compliance

         Regarding the Year 2000 ("Y2K") computer compliance issue, Directrix has identified and is currently implementing changes to its' existing computerized business systems. By modifying existing programs and making conversions to Y2K compliant software, Directrix is addressing this issue. Directrix has also established communications with it's vendors and other service providers to ensure that their products and business systems are or will be Y2K compliant. By taking a pro-active stance regarding modification and conversion of systems towards complying with the potential Y2K problem, Directrix is taking measures so no adverse effects will be felt on their business or operations systems. Virtually all of Directrix' major systems have either been identified as Y2K compliant or consideration has been completed to ensure Y2K compliance, including financial applications and operating systems. At this time Directrix is evaluating less critical systems such as desktop applications with an intended goal of having all systems being completely Y2K compliant by September 30, 1999. Directrix has reviewed its non-information technology system and determined that minimal changes will be necessary for compliance.

                           PART II - OTHER INFORMATION


Item 1:         Legal Proceedings.

                None.

Item 6:         Exhibits and Reports on Form 8-K.

(a)             Exhibits.

                Exhibit 27.00 - Financial Data Schedule.

(b)             Reports on Form 8-K.

                On May 14, 1999, Directrix filed a Current Report on Form 8-K reporting, under Item 8, a change in Directrix' fiscal year to March 31.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                    DIRECTRIX, INC.


Dated: August 10, 1999

                                    By:  /s/ John R. Sharpe
                                    __________________________________________
                                    John R. Sharpe
                                    Chief Financial Officer and
                                    Principal Accounting Officer