Form 10QSB
period 1999-09-30
DIRECTRIX INC
filed 1999-11-15
CIK 1067310

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                    236 West 26th Street, New York, NY 10001
                    (Address of principal executive offices)

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

Yes       [X]              No       [  ]

Number of shares outstanding of Registrant's Common Stock as of October 31, 1999 was 2,119,785.



                                                          PART I

ITEM 1:  FINANCIAL STATEMENTS
DIRECTRIX, INC.
BALANCE SHEETS (unaudited)

-----------------------------------------------------------------------------------------------------------------------------------



                                                                                                       September 30,     March 31,
                                                                                                            1999            1999
                                                                                                       ------------    ------------
                              ASSETS:
Current assets:
     Cash ..........................................................................................   $    126,000    $  1,450,000
     Marketable securities (notes 4 and 8) .........................................................      2,650,000       4,475,000
     Accounts receivable, net ......................................................................        892,000         720,000
     Prepaid expenses and other current assets .....................................................        357,000         253,000
                                                                                                       ------------    ------------
                    Total current assets ...........................................................      4,025,000       6,898,000

Property and equipment, net ........................................................................      4,683,000       2,669,000
Library of movies, net .............................................................................      1,384,000         833,000
Deferred financing costs ...........................................................................        128,000         173,000
Other assets .......................................................................................         93,000          66,000
                                                                                                       ------------    ------------
                                                                                                       $ 10,313,000    $ 10,639,000
                                                                                                       ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
    Current portion of obligations under capital leases ............................................   $    141,000    $    370,000
    Accounts payable ...............................................................................      2,194,000         664,000
    Loan payable (note 8) ..........................................................................        700,000            --
    Accrued expenses and other current liabilities .................................................        510,000         469,000
                                                                                                       ------------    ------------
                    Total current liabilities ......................................................      3,545,000       1,503,000

Obligations under capital leases, less current portion .............................................           --           163,000
                                                                                                       ------------    ------------
                    Total liabilities ..............................................................      3,545,000       1,666,000
                                                                                                       ------------    ------------

Commitments and contingencies:

Stockholders' equity
    Common stock, $.01 par value; authorized 25,000,000 shares;
      2,119,785 and 2,074,785 shares issued and outstanding at
      September 30, 1999 and March 31, 1999, respectively ..........................................         21,000          21,000
    Additional paid-in capital .....................................................................     20,361,000      20,361,000
    Accumulated other comprehensive income (note 8) ................................................         75,000            --
    Accumulated deficit ............................................................................    (13,689,000)    (11,409,000)
                                                                                                       ------------    ------------
                    Total stockholders' equity .....................................................      6,768,000       8,973,000
                                                                                                       ------------    ------------
                                                                                                       $ 10,313,000    $ 10,639,000
                                                                                                       ============    ============

                       The accompanying notes are an integral part of these financial statements.



DIRECTRIX, INC.
STATEMENTS of OPERATIONS (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  -----------------------------       -----------------------------
                                                                      1999              1998              1999              1998
                                                                  -----------       -----------       -----------       -----------

Revenues: ..................................................      $ 2,421,000       $ 2,514,000       $ 4,836,000       $ 4,966,000
                                                                  -----------       -----------       -----------       -----------

Operating expenses:
    Salaries, wages and benefits ...........................          764,000           604,000         1,447,000         1,277,000
    Library amortization ...................................           90,000            89,000           184,000           152,000
    Satellite costs ........................................        1,642,000         1,641,000         3,214,000         3,289,000
    Selling, general and administrative expenses ...........        1,026,000           608,000         2,094,000         1,165,000
    Depreciation of fixed assets ...........................          327,000           196,000           597,000           486,000
                                                                  -----------       -----------       -----------       -----------
           Total operating expenses ........................        3,849,000         3,138,000         7,536,000         6,369,000
                                                                  -----------       -----------       -----------       -----------

           Loss from operations ............................       (1,428,000)         (624,000)       (2,700,000)       (1,403,000)

Interest expense ...........................................           33,000            26,000            68,000            63,000
Gain on disposal of marketable securities ..................             --                --            (488,000)             --
                                                                  -----------       -----------       -----------       -----------

           Net loss ........................................      $(1,461,000)      $  (650,000)      $(2,280,000)      $(1,466,000)
                                                                  ===========       ===========       ===========       ===========


Net loss per common share:

      Basic and Diluted ....................................      $     (0.69)      $     (0.31)      $     (1.08)      $     (0.71)
                                                                  ===========       ===========       ===========       ===========

Weighted average number of shares outstanding:
      Basic and Diluted (note 5) ...........................        2,119,785         2,074,785         2,111,916         2,074,785
                                                                  ===========       ===========       ===========       ===========


                             The accompanying notes are an integral part of these financial statements.



DIRECTRIX, INC.
STATEMENT of STOCKHOLDERS' EQUITY (unaudited)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------


                                                                  Additional      Accum. Other
                                                    Common         Paid-in        Comprehensive      Accumulated
                                                    Stock          Capital            Income           Deficit           Total
                                                 ------------- ----------------  ----------------  --------------- ----------------
Balance at April 1, 1999                              $21,000      $20,361,000         $ -           $(11,409,000)       $8,973,000

  Options issued to the Board of Directors               -             175,000           -                  -               175,000

  Reversal of options issued to the Board
    of Directors (note 9)                                -            (175,000)          -                  -              (175,000)

  Comprehensive Income due to change in market
    value of Playboy Stock (note 8)                      -                -                75,000           -                75,000

  Net loss                                               -                -              -             (2,280,000)       (2,280,000)

                                                 ------------- ----------------  ----------------  --------------- ----------------
Balance at September 30, 1999                         $21,000      $20,361,000            $75,000    $(13,689,000)       $6,768,000
                                                 ============= ================  ================  =============== ================

                         The accompanying notes are an integral part of this financial statement.


DIRECTRIX INC
STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                    Six months ended September 30,
                                                                                                       1999                 1998
                                                                                                   -----------          -----------
Cash flows from operating activities:
     Net loss ............................................................................         $(2,280,000)         $(1,466,000)
                                                                                                   -----------          -----------
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation of fixed assets .........................................................             597,000              486,000
    Amortization of library of movies ....................................................             184,000              152,000
    Amortization of deferred financing costs .............................................              45,000                 --
    Gain on disposal of marketable securities ............................................            (488,000)                --
    Provision for bad debts ..............................................................             581,000                 --
    Consulting expense satisfied through the issuance of warrants ........................                --                   --
    Changes in assets and liabilities:
         (Increase) decrease in accounts receivable ......................................          (1,488,000)              18,000
         Increase in prepaid expenses and other current assets ...........................            (104,000)            (504,000)
         Increase in other assets ........................................................             (27,000)                --
         Increase in loan payable ........................................................             700,000                 --
         Increase in accounts payable and accrued expenses ...............................           1,381,000               74,000
                                                                                                   -----------          -----------
                   Total adjustments .....................................................           1,381,000              226,000
                                                                                                   -----------          -----------
                   Net cash used in operating activities .................................            (899,000)          (1,240,000)
                                                                                                   -----------          -----------
Cash flows from investing activities:
         Proceeds from sale of Playboy Stock .............................................           2,388,000                 --
         Purchase of property and equipment ..............................................          (2,611,000)            (123,000)
         Purchase of rights to libraries of movies .......................................                --               (176,000)
                                                                                                   -----------          -----------
                   Net cash used in investing activities .................................            (223,000)            (299,000)
                                                                                                   -----------          -----------
Cash flows from financing activities:
         Repayment of long-term debt and capital leases obligations ......................            (202,000)            (279,000)
         Net transfers from Spice ........................................................                --              1,818,000
                                                                                                   -----------          -----------
                   Net cash provided by (used in) financing activities ...................            (202,000)           1,539,000
                                                                                                   -----------          -----------
                   Net decrease in cash and cash equivalents .............................          (1,324,000)                --
Cash and cash equivalents, beginning of the period .......................................           1,450,000                 --
                                                                                                   -----------          -----------
                   Cash and cash equivalents, end of the period ..........................         $   126,000          $      --
                                                                                                   ===========          ===========


Supplemental disclosures of cash flow information:
         Cash paid during the year for:
                   Interest ..............................................................         $    21,000          $    58,000
                                                                                                   ===========          ===========
                   Income taxes ..........................................................         $      --            $      --
                                                                                                   ===========          ===========

                The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC.
NOTES to FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 (unaudited)
_______________________________________________________________________________

1. In the opinion of Directrix, Inc. ("Directrix"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of operations and cash flows for the three and six months ended September 30, 1998 and 1999, respectively.

2. The results of operations for the six and three months ended September 30, 1998 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

5. For all periods ending before April 1, 1999, Directrix presented calculated pro forma net loss per share because historical earnings (loss) per share would not be meaningful. Pro forma net loss per share is calculated after giving effect to the distribution of Directrix' Common Stock (2,119,785 and 2,074,785 shares issued and outstanding at September 30, 1999 and March 31, 1999, respectively). Pro forma net loss per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." For the six and three months ended September 30, 1999, since Directrix reported a net loss in each period, Basic and Diluted earnings per share exclude dilution and are computed by dividing income attributable to common shareholders by the weighted-average common shares outstanding for the period.

DIRECTRIX, INC.
NOTES to FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 (unaudited) CONTINUED
_______________________________________________________________________________

6. Playboy disputed certain payments made on behalf of Directrix prior to the Closing of the Merger. Playboy withheld severance payments due J. Roger Faherty, the Chief Executive Officer of Directrix, under his Spice employment agreement as a result of this dispute. Pending resolution of this dispute, Directrix loaned Mr. Faherty the amount withheld by Playboy. The loan was secured by an assignment of the severance payments due Mr. Faherty under his employment agreement with Spice. On September 15, 1999 Directrix and Playboy settled the dispute. In accordance with the settlement, Playboy paid Mr. Faherty the remaining severance payments due under his Spice employment agreement and Directrix paid Playboy a portion of the disputed payments made on behalf of Directrix prior to the Closing of the Merger. On September 27, 1999, Mr. Faherty repaid the loaned amount to Directrix.

7. On May 4, 1999, the Board of Directors of Directrix approved a change in Directrix' fiscal year from December 31 to March 31. This will enable Directrix to more timely report a full year's worth of operations as a stand-alone entity and more meaningfully reflect its operational results. The three month transition period from January 1, 1999 to March 31, 1999 preceded the start of the new fiscal year and was represented in the Form 10-QSB Transition Report for the three months ended March 31, 1999.

8. During the three months ended June 30, 1999, Directrix sold 73,784 shares of Playboy stock contributed by Spice at Closing for net cash proceeds of approximately $2.4 million, resulting in a gain of approximately $0.5 million. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on September 30, 1999, Directrix classified the 100,000 shares of Playboy stock as "available for sale" and recorded the 100,000 shares of Playboy stock at a value of $26.50, which was the per share market value on September 30, 1999. In accordance with SFAS No. 130, "Reporting Comprehensive Income," the gain associated with the increase in per share market value is recorded as equity under "Accumulated other comprehensive income." During the three months ended September 30, 1999, Directrix deposited the 100,000 shares of Playboy stock in a margin account. As of September 30, 1999, Directrix has borrowed $0.7 million from the margin account.

9. On April 21, 1999, Directrix granted employees options to acquire 143,894 shares of the common stock of Directrix ("Options") exercisable at $3.94 per share, of which options to acquire 75,000 shares were to officers. Directrix also granted options to acquire 75,000 shares to all non-employee directors exercisable at $3.94, resulting in an expense of $175,000. No compensation expense was recognized in connection with the employee grant because the exercise price was equal to the market value of the stock on the grant date. On September 30, 1999, Directrix reversed the $175,000 of expense associated with the options granted to all non-employee directors in accordance with revised interpretations of APB No. 25, "Accounting for Stock Issued to Employees."

         The April 21, 1999, employee grant did not include options for the Chief Executive Officer ("CEO") because the Compensation Committee had not yet completed its evaluation concerning the granting of options commensurate with the CEO's duties and responsibilities. On July 15, 1999 the Compensation Committee approved and Directrix granted options to acquire 50,000 shares to the CEO, exercisable at $6.4375 per share, the market price on the grant date.

10. On March 31, 1999, Directrix and EMI amended their agreements whereby Directrix agreed to provide expanded services to EMI. Under the new agreement, Directrix agreed to provide transponder, playback and production services for four of EMI's networks. The amendment also extended the contract term from December 31, 1999 to December 31, 2000. In consideration for providing expanded services as well as the extension, Directrix forgave EMI's accounts receivable balance in excess of $755,000, which is the exercise price of the EMI option.

11. On September 30, 1999, Directrix and EMI reached an agreement whereby Directrix acquired all broadcast and Internet worldwide rights to EMI's library of movies. In consideration for these rights, Directrix paid EMI $735,000, the fair market value of the acquired rights on the agreement date. Directrix paid for these rights by reducing EMI's accounts receivable balance to Directrix.

DIRECTRIX, INC.
ITEM 2:  MANAGEMENT'S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS
_______________________________________________________________________________

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

Overview

         Directrix is a Delaware corporation formed by Spice in contemplation of the Merger. On March 15, 1999, prior to the Closing, Spice contributed to Directrix, among other things, all of the assets and liabilities associated with the Operations Facility, the EMI Option and the rights to distribute the explicit version of Spice's adult films in the c-band direct-to-home ("DTH") market and over the Internet. Spice also contributed approximately $0.8 million in cash, accounts receivable and other current assets totaling approximately $1.2 million and 173,784 shares of Playboy stock valued at approximately $4.5 million, which were purchased by Spice prior to the Closing.

         On September 1, 1999, Directrix relocated its Operations Center to a new facility located in Northvale, New Jersey. When complete, this facility will include a state of the art master control and digital playback center, which will enable Directrix to improve the scope, nature and quality of service provided to its customers and implement management's plans.

         On September 30, 1999, John Sharpe resigned from his position as Vice-President, Chief Financial Officer and Treasurer of Directrix. Donald J. McDonald, Jr., currently the President and a Director of Directrix, has assumed the additional responsibilities of Chief Financial Officer and Treasurer of Directrix.

         On May 4, 1999, the Board of Directors of Directrix approved a change in Directrix' fiscal year from December 31 to March 31. The change in Directrix' fiscal year will enable Directrix to more timely report a full years' worth of operations as a stand-alone entity and more meaningfully reflect its operational results. The three month transition period from January 1, 1999 to March 31, 1999 preceded the start of the new fiscal year and was represented in the Form 10-QSB Transition Report for the three months ended March 31, 1999.

Results of Operations

         The financial statements of Directrix reflect the results of operations, financial position and cash flow of the business contributed to Directrix by Spice on March 15, 1999. As a result, the financial statements of Directrix prior to the Closing have been carved out from the financial statements of Spice using the historical results of operations and historical basis of the assets and liabilities of such business. Directrix believes the assumptions underlying its financial statements prior to the Closing to be reasonable.

         The financial information included herein for the periods prior to Closing, however, may not necessarily reflect the results of operations, financial position and cash flow of Directrix had Directrix been a separate, stand-alone entity during the periods presented prior to Closing. The financial information prior to Closing included herein does not reflect the many changes that have occurred in the funding and operations of Directrix as a result of the transactions involving Spice, Playboy and Directrix.

DIRECTRIX, INC.
ITEM 2:  MANAGEMENT'S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS (CONTINUED)
_______________________________________________________________________________

         Prior to Closing, revenues were earned principally from services provided to two customers, EMI and Playboy. For the year ended December 31, 1998, and the transition period ended March 31, 1999, due to the ongoing uncertainty surrounding EMI's ability to pay for all services provided, Directrix reserved all revenues from EMI that were not collected. For the three months ended June 30, 1999, as a result of a significant improvement in cash received from EMI, Directrix resumed recording revenues from EMI based on contractual amounts. For the six months ended September 30, 1999, due to cash received from EMI and the acquisition of all broadcast and Internet worldwide rights to EMI's library of movies, Directrix continued recording revenues from EMI based on contractual amounts. Prior to Closing, revenues attributable to Spice relate to network operations, post-production and technical services provided internally. These revenues have been recorded based on either (i) services provided to unrelated third party customers or (ii) costs associated with an applicable service plus an appropriate markup based on a reasonable assessment of a market-based charge. Management believes that the methods used to record revenues are reasonable.

         Net Loss. For the six and three months ended September 30, 1999, Directrix reported a net loss of $2.3 million and $1.5 million, respectively, as compared to a net loss of $1.5 million and $0.7 million for the same periods in 1998. Although Directrix reported a similar increase in net loss for the six and three months ended September 30, 1999, there were two major differences. In the six months ended September 30, 1999, Directrix reported a gain on the sale of Playboy stock of approximately $0.5 million. In the three months ended September 30, 1999, Directrix reversed expense associated with the options granted to all non-employee directors of approximately $0.2 million. The increase in net loss for the six and three months ended September 30, 1999 was primarily attributable to increases in selling, general and administrative expenses of approximately $0.9 million and 0.4 million respectively, as compared to the corresponding periods in 1998.

         Revenues. Total revenues for the six and three months ended September 30, 1999 decreased by $0.1 million for each period as compared to the same periods in 1998. The decrease in revenues for the six and three months ended September 30, 1999, were primarily attributable to a decline in revenue relating to Playboy and Califa, networks previously owned by Spice, of $2.0 million and $1.0 million, respectively, offset by an increase in revenue associated with EMI of $1.8 million and $0.8 million, respectively.

         The increase in revenues from EMI for the six and three months ended September 30, 1999 was attributable to cash received from EMI and the acquisition of all broadcast and Internet worldwide rights to EMI's library of movies. Directrix continues to monitor the progress of EMI regarding the continued development, implementation and execution of its business plan. Directrix also continues to assess various strategies with respect to the EMI Option.

         The decrease in revenue from Playboy and Califa was attributable to two factors: (i) at Closing, Playboy assumed the lease for one of the Loral transponders which had generated revenues from Spice for Directrix, and (ii) Playboy's and Califa's decision to handle the production services function themselves, which had been provided by Directrix prior to Closing.

         Salaries, Wages and Benefits. Salaries, wages and benefits for the six and three months ended September 30, 1999 increased by $0.2 million for each period, respectively, as compared to the same periods in 1998. The increase in salaries, wages and benefits was attributable to the allocation of all of the salary expense for employees to Directrix in the six and three months ended September 30, 1999, as compared to the corresponding periods in 1998, where, prior to Closing, a portion of the salary expense for certain employees was allocated among Spice subsidiaries.

         Library Amortization. Library amortization for the six and three months ended September 30, 1999 was substantially the same as the corresponding periods in 1998.

         Satellite Costs. Satellite costs for the six and three months ended September 30, 1999 were substantially the same as the corresponding period in 1998. The assignment of one transponder to Playboy at Closing was offset by the addition of a transponder, which was required under the expanded service agreement with EMI.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six and three months ended September 30, 1999 increased by $0.9 million and $0.4 million as compared to the corresponding period in 1998. The increase in selling, general and administrative expenses for the six and three months ended September 30, 1999 was primarily attributable to an increase in uncollectable accounts as compared to the corresponding periods in 1998 and one-time expenses relating to the relocation of the Operation Facility of approximately $0.1 million.

DIRECTRIX, INC.
ITEM 2:  MANAGEMENT'S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS (CONTINUED)
_______________________________________________________________________________

         Depreciation of Fixed Assets. Depreciation of fixed assets for the six and three months ended September 30, 1999 increased by $0.1 million for each period as compared to the corresponding periods in 1998. The increase in depreciation of fixed assets was primarily attributable to the buildout of the Operations Center in Northvale facility.

Liquidity and Capital Resources

         Prior to the Merger, Spice used a centralized approach to cash management and the financing of its operations. As a result, prior to the Merger, Spice funded all of the activities of Directrix. Spice provided funding of $3.9 million to Directrix for 1998 and $1.7 million in the first quarter of 1999.

         On March 31, 1999 and September 30, 1999, Directrix had working capital of approximately $5.4 million and $0.5 million, respectively. The decline in working capital during the six months ended September 30, 1999, was primarily attributable to purchases of property and equipment associated with the buildout of the Northvale facility of $2.6 million and operating loss of $2.3 million. Directrix projects to spend an additional $1.5 million on the upgrade and buildout of the Northvale facility which includes a state of the art master control and digital playback center. When complete, the Northvale facility will enable Directrix to improve the scope, nature and quality of service provided to its customers and implement management's plans.

         Directrix also has a revolving line of credit ("Credit facility") of $1.5 million, provided by two senior officers and one director of Directrix. The Credit Facility bears interest at 11% per annum and matures on March 15, 2001. As additional consideration, Directrix issued an aggregate of 45,000 warrants, exercisable at $0.01, to the lenders of the Credit Facility. As of September 30, 1999, there were no borrowings under the Credit Facility. In order to provide for the continued upgrade and buildout of the Northvale facility, Directrix is involved in preliminary negotiations to increase the funds available under the Credit Facility from $1.5 million to $5.0 million. However, there can be no assurances that Directrix will be able to secure an increase in the funds available under the Credit Facility.

         During the three months ended June 30, 1999, Directrix sold 73,784 shares of Playboy stock contributed by Spice at Closing for net cash proceeds of approximately $2.4 million, resulting in a gain of approximately $0.5 million. During the three months ended September 30, 1999, Directrix deposited the 100,000 shares of Playboy stock in a margin account. As of September 30, 1999, Directrix has borrowed $0.7 million from the margin account.

         Management believes that working capital, cash generated from operations, funding available under the credit facility and the contributed Playboy stock will provide sufficient funding to implement management's plans.

Year 2000 Compliance

            Directrix recognizes the importance of this issue and is actively managing an appropriate transition into the year 2000. Directrix has identified and has implemented changes to its existing computerized business systems. By modifying existing programs and making conversions to Y2K compliant software, Directrix has addressed this issue. Directrix has also established communications with it's vendors and other service providers to ensure that their products and business systems are or will be Y2K compliant. Directrix is not aware of any anticipated Year 2000 non-compliance by its vendors, other service providers or customers that could materially affect Directrix' business operations. However, Directrix does not control the systems of other companies and cannot assure that such systems will be converted in a timely fashion and, if not converted, would not have an adverse effect on Directrix' business operations.

            By taking a pro-active stance regarding modification and conversion of systems towards complying with the potential Y2K problem, Directrix is taking measures so no adverse effects will be felt on their business or operations systems. Virtually all of Directrix' major systems have either been identified as Y2K compliant or consideration has been completed to ensure Y2K compliance, including financial applications and operating systems. At this time Directrix is completing its final evaluation of less critical systems such as desktop applications with an intended goal of having all systems being completely Y2K compliant by December 1, 1999.

                           PART II - OTHER INFORMATION

Item 1:         Legal Proceedings.

                None.

Item 6:         Exhibits and Reports on Form 8-K.

(a)             Exhibits.

                Exhibit 27.00 - Financial Data Schedule.

(b)             Reports on Form 8-K.

                None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                     DIRECTRIX, INC.
Dated: November 15, 1999

                                     By:/s/ Donald J. McDonald, Jr.
                                        _______________________________________
                                        Donald J. McDonald, Jr.
                                        President, Director, Chief Financial
                                        Officer and Principal Accounting Officer