Form 10QSB
period 1999-12-31
DIRECTRIX INC
filed 2000-02-14
CIK 1067310

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   December 31, 1999
                              _________________________________________________

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____________________________________________________
Commission file number                 000-25111
                          _____________________________________________________
                                Directrix, Inc.
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

Delaware                                                       13-4015248
_______________________________________________________________________________
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                    236 West 26th Street, New York, NY 10001
_______________________________________________________________________________
                    (Address of principal executive offices)
_______________________________________________________________________________
                                 (212) 741-6511
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes       [X]              No       [  ]

Number of shares outstanding of Registrant's Common Stock as of January 31, 2000 was 2,119,785.

                                     PART I

ITEM 1:  FINANCIAL STATEMENTS
DIRECTRIX, INC.
CONDENSED BALANCE SHEETS (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                                   December 31,           March 31,
                                                                                                      1999                  1999
                                                                                                  ---------------------------------

                              ASSETS:

Current assets:

    Cash ...................................................................................       $     86,000        $  1,450,000
    Marketable securities (notes 4 and 7) ..................................................          1,191,000           4,475,000
    Accounts receivable, net ...............................................................            903,000             720,000
    Prepaid expenses and other current assets ..............................................            199,000             253,000
                                                                                                   ------------        ------------
                    Total current assets ...................................................          2,379,000           6,898,000

Property and equipment, net ................................................................          5,323,000           2,669,000
Library of movies, net .....................................................................          1,253,000             833,000
Deferred financing costs ...................................................................            150,000             173,000
Other assets ...............................................................................             93,000              66,000
                                                                                                   ------------        ------------
                    Total assets ...........................................................       $  9,198,000        $ 10,639,000
                                                                                                   ============        ============

               LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:

    Current portion of capital leases obligations ..........................................       $     36,000        $    370,000
    Accounts payable .......................................................................          2,821,000             664,000
    Loan payable (note 7) ..................................................................            597,000                --
    Accrued expenses and other current liabilities .........................................            600,000             469,000
                                                                                                   ------------        ------------
                    Total current liabilities ..............................................          4,054,000           1,503,000

Capital leases obligations, less current portion ...........................................               --               163,000
Revolving credit facility ..................................................................            500,000                --
                                                                                                   ------------        ------------
                    Total liabilities ......................................................          4,554,000           1,666,000
                                                                                                   ------------        ------------

Commitments and contingencies:

Stockholders' equity
    Common stock, $.01 par value; authorized 25,000,000 shares; 2,119,785 and
      2,074,785 shares issued and outstanding at December 31, 1999
      and March 31, 1999, respectively .....................................................             21,000              21,000
    Additional paid-in capital .............................................................         20,361,000          20,361,000
    Accumulated other comprehensive loss (note 7) ..........................................            (70,000)               --
    Accumulated deficit ....................................................................        (15,668,000)        (11,409,000)
                                                                                                   ------------        ------------
                    Total stockholders' equity .............................................          4,644,000           8,973,000
                                                                                                   ------------        ------------
                                                                                                   $  9,198,000        $ 10,639,000
                                                                                                   ============        ============


                              The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC.
CONDENSED STATEMENTS of OPERATIONS (unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          DECEMBER 31,                        DECEMBER 31,
                                                                -----------------------------       -------------------------------
                                                                    1999              1998               1999               1998
                                                                -----------       -----------       ------------       ------------

Revenues: ................................................      $ 2,164,000       $ 2,092,000       $  7,000,000       $  7,058,000
                                                                -----------       -----------       ------------       ------------

Operating expenses:
    Salaries, wages and benefits .........................          723,000           717,000          2,170,000          1,994,000
    Library amortization .................................          131,000           103,000            315,000            255,000
    Satellite costs ......................................        1,642,000         1,650,000          4,857,000          4,939,000
    Selling, general and administrative expenses .........        1,184,000           607,000          3,278,000          1,772,000
    Depreciation of property and equipment ...............          315,000           428,000            912,000            914,000
    Writedown of operation facility ......................             --             632,000               --              632,000
                                                                -----------       -----------       ------------       ------------
           Total operating expenses ......................        3,995,000         4,137,000         11,532,000         10,506,000
                                                                -----------       -----------       ------------       ------------

           Loss from operations ..........................       (1,831,000)       (2,045,000)        (4,532,000)        (3,448,000)

Interest expense .........................................            4,000            41,000             71,000            104,000
Loss (gain) on sale of marketable securities .............          144,000              --             (344,000)              --
                                                                -----------       -----------       ------------       ------------

           Net loss ......................................      $(1,979,000)      $(2,086,000)      $ (4,259,000)      $ (3,552,000)
                                                                ===========       ===========       ============       ============


Net loss per common share:
      Basic and Diluted ..................................      $     (0.93)      $     (1.01)      $      (2.01)      $      (1.71)
                                                                ===========       ===========       ============       ============

Weighted average number of shares outstanding:
      Basic and Diluted (note 5) .........................        2,119,785         2,074,785          2,114,549          2,074,785
                                                                ===========       ===========       ============       ============


                 The accompanying notes are an integral part of these financial statements.



DIRECTRIX, INC.
CONDENSED STATEMENT of STOCKHOLDERS' EQUITY (unaudited)
FOR THE NINE MONTHS ENDED DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------



                                                                         Additional     Accum. Other
                                                              Common      Paid-in      Comprehensive   Accumulated
                                                              Stock       Capital           Loss         Deficit         Total
                                                           ----------- -------------  --------------- ------------- ---------------
Balance at April 1, 1999                                      $21,000   $20,361,000        $ --       ($11,409,000)     $8,973,000

  Comprehensive loss due to decline in market
    value of Playboy Stock (note 7)                              --          --              (70,000)       --             (70,000)

  Net loss                                                       --          --              --         (4,259,000)     (4,259,000)
                                                           ----------- -------------  --------------- ------------- ---------------
Balance at December 31, 1999                                  $21,000   $20,361,000         ($70,000) ($15,668,000)     $4,644,000
                                                           =========== =============  =============== ============= ===============




                               The accompanying notes are an integral part of this financial statement.



DIRECTRIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                     Nine months ended December 31,
                                                                                                        1999                1998
                                                                                                    -----------         -----------
Cash flows from operating activities:
    Net loss ...............................................................................        $(4,259,000)        $(3,552,000)
                                                                                                    -----------         -----------
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation of property and equipment .................................................            912,000           1,811,000
    Amortization of library of movies ......................................................            315,000             255,000
    Amortization of deferred financing costs ...............................................             23,000                --
    Gain on sale of marketable securities ..................................................           (344,000)               --
    Provision for bad debts ................................................................            971,000                --
    Changes in assets and liabilities:
         (Increase) decrease in accounts receivable ........................................         (1,889,000)             18,000
         Decrease (increase) in prepaid expenses and other current assets ..................             54,000            (577,000)
         Increase in other assets ..........................................................            (27,000)               --
         Increase (decrease) in accounts payable and accrued expenses ......................          2,098,000             (47,000)
         Decrease in deferred income .......................................................               --               (31,000)
                                                                                                    -----------         -----------
                   Total adjustments .......................................................          2,113,000           1,429,000
                                                                                                    -----------         -----------
                   Net cash used in operating activities ...................................         (2,146,000)         (2,123,000)
                                                                                                    -----------         -----------
Cash flows from investing activities:
         Proceeds from sale of Playboy Stock ...............................................          3,558,000                --
         Purchase of property and equipment ................................................         (3,566,000)           (319,000)
         Purchase of rights to libraries of movies .........................................               --              (221,000)
                                                                                                    -----------         -----------
                   Net cash used in investing activities ...................................             (8,000)           (540,000)
                                                                                                    -----------         -----------
Cash flows from financing activities:
         Payment of capital leases obligations .............................................           (307,000)           (353,000)
         Borrowings under line of credit facility ..........................................            500,000                --
         Borrowings from margin account ....................................................            597,000                --
         Net transfers from Spice ..........................................................               --             3,016,000
                                                                                                    -----------         -----------
                   Net cash provided by financing activities ...............................            790,000           2,663,000
                                                                                                    -----------         -----------
                   Net decrease in cash and cash equivalents ...............................         (1,364,000)               --
Cash and cash equivalents, beginning of the period .........................................          1,450,000                --
                                                                                                    -----------         -----------
                   Cash and cash equivalents, end of the period ............................        $    86,000         $      --
                                                                                                    ===========         ===========

Supplemental disclosures of cash flow information:
         Cash paid during the year for:
                   Interest ................................................................        $    27,000         $    85,000
                                                                                                    ===========         ===========

Non-cash investing activity:
         The company acquired movie rights in exchange for reducing Accounts Receivable in the amount of $735,000.


                              The accompanying notes are an integral part of these financial statements.

DIRECTRIX, INC.
NOTES to CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 (unaudited)
--------------------------------------------------------------------------------

1. In the opinion of Directrix, Inc. ("Directrix"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999, and the results of operations and cash flows for the three and nine months ended December 31, 1998 and 1999, respectively.

2. The results of operations for the nine and three months ended December 31, 1998 and 1999 are not necessarily indicative of the results to be expected for the full year.

3. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in Directrix' Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

         Pursuant to the terms of the Transfer Agreement, immediately prior to the Merger, Spice contributed certain assets to Directrix, including (a) all of the equipment and facilities relating to Spice's master control and digital playback center (the "Operations Facility"), (b) an option ("EMI Option") to purchase the stock or assets of Emerald Media, Inc. ("EMI"), (c) certain rights to Spice's library of adult films acquired before and after the closing of the Merger (the "Closing"), (d) approximately $0.8 million in cash, (e) 173,784 shares of Playboy stock with a market value of approximately $4.5 million, and
(f) accounts receivable and other current assets, totaling approximately $1.2 million.

         In connection with the contribution, Directrix issued to Spice the Common Stock and assumed certain liabilities (the "Assumed Liabilities"), subject to the indemnification obligations of Spice described below. The Assumed Liabilities include (a) the liabilities relating to EMI, (b) the liabilities relating to the Operations Facility arising after March 15, 1999, and (c) those liabilities and obligations arising out of the assets being transferred to Directrix. Under the Transfer Agreement, Directrix indemnified Spice for the Assumed Liabilities.

         Playboy and Directrix also entered into a Satellite Services Agreement, pursuant to which Directrix provides playback, uplink and compressed transponder services for at least two networks. In addition, Directrix and Califa Entertainment Group, Inc. ("Califa") entered into a Satellite Services Agreement, pursuant to which Directrix provides playback, uplink and compressed transponder services for one network.

5. For all periods ending before April 1, 1999, Directrix presented calculated pro forma net loss per share because historical earnings (loss) per share would not be meaningful. Pro forma net loss per share is calculated after giving retroactive effect to the distribution of Directrix' Common Stock (2,119,785 and 2,074,785 shares issued and outstanding at December 31, 1999 and March 31, 1999, respectively). Pro forma net loss per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." For the nine and three months ended December 31, 1999, since Directrix reported a net loss in each period, Basic and Diluted earnings per share exclude dilution and are computed by dividing net loss attributable to common shareholders by the weighted-average common shares outstanding for the period.

DIRECTRIX, INC.
NOTES to CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 (unaudited) CONTINUED
--------------------------------------------------------------------------------

6. On May 4, 1999, the Board of Directors of Directrix approved a change in Directrix' fiscal year from December 31 to March 31. This will enable Directrix to more timely report a full year's worth of operations as a stand-alone entity and more meaningfully reflect its operational results. The three month transition period from January 1, 1999 to March 31, 1999 preceded the start of the new fiscal year and was presented in the Form 10-QSB Transition Report for the three months ended March 31, 1999.

7. During the three months ended June 30, 1999 and December 31, 1999, Directrix sold 73,784 shares and 51,000 shares, respectively, of Playboy stock contributed by Spice at Closing for net cash proceeds aggregating approximately $3.6 million, resulting in a gain of approximately $0.3 million. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on September 30, 1999, Directrix classified the 49,000 shares of Playboy stock as "available for sale." At December 31, 1999, the 49,000 shares of Playboy stock were recorded at a value of $24.3125 each, which was the per share market value. In accordance with SFAS No. 130, "Reporting Comprehensive Income," the loss associated with the decrease in per share market value through December 31, 1999 is recorded as equity under "Accumulated other comprehensive loss." During the three months ended September 30, 1999, Directrix deposited the shares of Playboy stock in a margin account. As of December 31, 1999, Directrix had 49,000 shares of Playboy stock in the margin account and borrowings of approximately $0.6 million from the margin account.

         During the month ended January 31, 2000, Directrix sold an additional 39,000 shares of Playboy stock for net cash proceeds of approximately $1.1 million, resulting in a gain of approximately $0.1 million. A portion of the net cash proceeds from this sale was used to repay all amounts borrowed from the margin account as of December 31, 1999.

8. Directrix has a revolving line of credit ("Credit Facility") of $1.5 million, provided by two senior officers and one director of Directrix. The Credit Facility bears interest at 11% per annum and had an original maturity date of March 15, 2001. As additional consideration, Directrix issued an aggregate of 45,000 warrants, exercisable at $0.01, to the lenders. On November 1, 1999, the lenders agreed to extend the maturity date of the Credit Facility to March 15, 2004. As of December 31, 1999, Directrix has drawn down $0.5 million from the Credit Facility.

DIRECTRIX, INC.
ITEM 2:  MANAGEMENT'S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS
--------------------------------------------------------------------------------

Except for the historical information contained therein, the matters discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Directrix or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the Securities and Exchange Commission, press releases or statements made with the approval of an authorized Directrix executive officer. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond Directrix's control.

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

         On May 4, 1999, the Board of Directors of Directrix approved a change in Directrix' fiscal year from December 31 to March 31. The change in Directrix' fiscal year will enable Directrix to more timely report a full years' worth of operations as a stand-alone entity and more meaningfully reflect its operational results. The three month transition period from January 1, 1999 to March 31, 1999 preceded the start of the new fiscal year and was presented in the Form 10-QSB Transition Report for the three months ended March 31, 1999

         On September 1, 1999, Directrix relocated its Digital Operations Center to a new facility located in Northvale, New Jersey. On December 15, 1999, Directrix completed the renovation of the Northvale facility, a state-of-the-art, digital playback, storage and transmission facility. The new fully automated network origination center is designed to be a 24 X 7 full service provider of all the technical and creative services required to develop, support and deliver network television, video, audio and data services via satellite, fiber and Internet. This facility will enable Directrix to improve the scope, nature and quality of service provided to its customers and implement management's business plans.

DIRECTRIX, INC.
ITEM 2:  MANAGEMENT'S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS of OPERATIONS CONTINUED
--------------------------------------------------------------------------------

         On December 13, 1999, Directrix signed a contract with Channel Korea to provide origination and satellite transponder capacity, uplink and digital services to Channel Korea's 24-hour Korean-language network with popular programming from Korea and the United States. The contract provides for monthly service payments totaling $1.3 million over two years.

         On December 15, 1999, Directrix renewed its agreement with Bloomberg, L.P. to provide satellite transponder capacity for Bloomberg's financial news program.

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

         Prior to Closing, revenues were generated principally from services provided to two customers, EMI and Spice. For the nine months ended December 31, 1999, Directrix recorded revenues from EMI based on contractual amounts. Prior to that time, Directrix had been reporting revenues from EMI based on cash receipts. Prior to Closing, revenues represent network operations, post-production and technical services provided internally to Spice. The amount of these revenues were recorded based on either (i) services provided to unrelated third party customers or (ii) costs associated with an applicable service plus an appropriate markup based on a reasonable assessment of a market-based charge. Management believes that the methods used to record revenues were reasonable.

         Net Loss. For the nine and three months ended December 31, 1999, Directrix reported a net loss of $4.3 million and $2.0 million, respectively, as compared to a net loss of $3.6 million and $2.1 million for the same periods in 1998. The increase in net loss of $0.7 million for the nine months ended December 31, 1999 was primarily attributable to increases in selling, general and administrative expenses of approximately $1.5 million as compared to the corresponding period in 1998, offset by the gain on the sale of Playboy stock of $0.3 million. The decrease in net loss of $0.1 million for the three months ended December 31, 1999 was primarily attributable to an increase in revenue from new business totaling approximately $0.2 million. Also contributing to the net loss for the nine and three months ended December 31, 1998 was the writedown of the former operation facility of approximately $0.6 million in the three months ended December 31, 1998.

         Revenues. Total revenues for the three months ended December 31, 1999 increased by $0.1 million as compared to the same period in 1998, while total revenues for the nine months ended December 31, 1999 decreased by $0.1 million as compared to the same period in 1998. The increase in revenues for the three months ended December 31, 1999 was primarily attributable to increases in revenue associated with EMI of $0.8 million and revenue associated with new business of $0.2 million, offset by $0.9 million decline in revenue from Playboy and Califa, networks previously owned by Spice. The decrease in revenues for the nine months ended December 31, 1999, was primarily attributable to a decline in revenue from networks owned by Playboy and Califa of $2.9 million offset by increases in revenue associated with EMI of $2.6 million and revenue associated with business from new customers of $0.2 million. For the nine months ended December 31, 1999, approximately $5.5 million of revenues recorded by Directrix were attributable to EMI.

         The increase in revenues from EMI for the nine and three months ended December 31, 1999 was attributable to improved performance from EMI, resulting in increased cash receipts for Directrix. Directrix continues to assess various strategies with respect to the EMI Option.

         The decrease in revenue from Playboy and Califa was attributable to two factors: (i) at Closing, Playboy assumed the lease for one of the Loral transponders which had generated revenues for Directrix and (ii) Playboy's and Califa's decision to handle the production services function themselves, which had been provided by Directrix prior to Closing.

         Salaries, Wages and Benefits. Salaries, wages and benefits for the nine months ended December 31, 1999 increased by $0.2 million as compared to the same period in 1998. The increase in salaries, wages and benefits for the nine months ended December 31, 1999, as compared to the corresponding period in 1998, was attributable to the fact that salaries, wages and benefits for the nine months ended December 31, 1998 were allocated among Spice subsidiaries whereas for the nine months ended December 31, 1999, Directrix was a stand-alone company and no allocation was appropriate. Salaries, wages and benefits for the three months ended December 31, 1999 were comparable to the same period in 1998.

         Library Amortization. The increase in library amortization for the nine and three months ended December 31, 1999 was attributable to the additional amortization of the broadcast and Internet worldwide rights of EMI's library of movies which Directrix acquired on September 30, 1999.

         Satellite Costs. Satellite costs for the nine and three months ended December 31, 1999 were substantially the same as the corresponding period in 1998. The assignment of one transponder to Playboy at Closing was offset by Directrix's addition of a transponder, that was required under the expanded service agreement with EMI.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine and three months ended December 31, 1999 increased by $1.5 million and $0.6 million as compared to the corresponding periods in 1998. The increase in selling, general and administrative expenses for the nine and three months ended December 31, 1999 was primarily attributable to an increase in provision for bad debt expense as compared to the corresponding periods in 1998. Also contributing to the increase were one-time expenses relating to the relocation of the Operation Facility of approximately $0.2 million and $0.1 million for the nine and three months ended December 31, 1999.

         Depreciation of Fixed Assets. Depreciation of fixed assets for the nine and three months ended December 31, 1999 was comparable to the corresponding periods in 1998.

         At December 31, 1999 the net realizable value of the EMI receivable was approximately $0.8 million, which equaled the exercise price of the EMI option.

Liquidity and Capital Resources

         Prior to the Merger, Spice used a centralized approach to cash management and the financing of its operations. As a result, prior to the Merger, Spice funded all of the activities of Directrix. Spice provided funding of $3.9 million to Directrix for 1998 and $1.7 million in the first quarter of 1999.

         On March 31, 1999 and December 31, 1999, Directrix had working capital (deficiency) of approximately $5.4 million and ($1.7 million), respectively. The decline in working capital during the nine months ended December 31, 1999 was primarily attributable to purchases of property and equipment associated with the buildout of the Northvale facility of $3.3 million and a $4.5 million operating loss. Directrix projects to spend an additional $0.9 million on the renovation and buildout of the Northvale facility.

         Directrix also has a revolving line of credit ("Credit Facility") of $1.5 million, provided by two senior officers and one director of Directrix. The Credit Facility bears interest at 11% per annum and had an original maturity date of March 15, 2001. As additional consideration, Directrix issued an aggregate of 45,000 warrants, exercisable at $0.01, to the lenders of the Credit Facility. On November 1, 1999, the lenders agreed to extend the maturity date of the Credit Facility to March 15, 2004. As of December 31, 1999, Directrix has drawn down $0.5 million from the Credit Facility. Directrix is in final negotiations to increase the funds available under the Credit Facility from $1.5 million to $3.5 million and expects to execute definitive agreements in the month of February, 2000.

         During the three months ended June 30, 1999 and December 31, 1999, Directrix sold 73,784 shares and 51,000 shares, respectively, of Playboy stock contributed by Spice at Closing for net cash proceeds aggregating approximately $3.6 million, resulting in a gain of approximately $0.3 million. During the three months ended September 30, 1999, Directrix deposited the shares of Playboy stock in a margin account. As of December 31, 1999, Directrix has 49,000 shares of Playboy stock in the margin account and borrowings of approximately $0.6 million from the margin account.

         During the month ended January 31, 2000, Directrix sold an additional 39,000 shares of Playboy stock for net cash proceeds of approximately $1.1 million, resulting in a gain of approximately $0.1 million. A portion of the net cash proceeds from this sale were used to repay all amounts borrowed from the margin account as of December 31, 1999.

         Directrix commenced operations as a stand-alone business following its spin-off from Spice Entertainment Companies Inc. on March 16, 1999. Directrix has incurred an operating loss of approximately $4.5 million for the nine months ended December 31, 1999 and has a working capital deficiency of $1.7 million principally resulting from the relocation of, and investment in equipment for its new digital operations facility in Northvale, New Jersey. Management believes that the relocation and buildout of the digital operations center in Northvale is critical to the realization of Directrix' long term business plan. Management also believes that since the Northvale facility is substantially complete, Directrix now has the capacity to increase revenue by using its technological resources to expand its customer base and develop new business lines without significantly changing its cost structure and, as a result, generate operating cash flow.

         In addition to repositioning its operations, Directrix is also negotiating a $2.0 million increase in its line of credit from $1.5 million to $3.5 million which, as indicated above, is expected to close in February 2000. Directrix also intends to sell its remaining shares in Playboy to provide additional financing.

         Although management believes that the proposed increase in the line of credit and proceeds from the sale of its remaining 10,000 shares of Playboy stock will provide adequate funding for Directrix until it generates operating cash flow, there can be no assurances that management will actually be successful at executing its long-term business plan or that the successful implementation of the business plan will improve operating results.

Year 2000 Compliance

            Directrix experienced no service interruptions or other disruptions as a result of the commencement of the new millenium. Directrix continues to monitor its existing computerized business systems, operating systems, desktop applications and software to ensure continued Y2K compliance. Directrix is not aware of any Year 2000 non-compliance by its vendors, other service providers or customers that could materially affect Directrix' business operations. However, Directrix does not control the systems of other companies and cannot assure that the vendors are continuing to monitor their systems to ensure continued Y2K compliance. If a vendor, other service provider or customer of Directrix does not monitor their systems and experiences a post Y2K non-compliance issue, the non-compliance could have an adverse effect on Directrix' business operations.

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

                                              DIRECTRIX, INC.

Dated: February 14, 2000

                                              By: /s/ Donald J. McDonald, Jr.
                                                  _____________________________
                                                  Donald J. McDonald, Jr.
                                                  President, Director, Chief
                                                  Financial Officer and
                                                  Principal Accounting Officer