Form 10KSB
period 2000-03-31
DIRECTRIX INC
filed 2000-07-21
CIK 1067310

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                              _____________________

                                   Form 10-KSB
     Annual Report Under Section 13 or 15(d) of the Securities Exchange Act
                of 1934 For the fiscal year ended March 31, 2000

                                 DIRECTRIX, INC.

                             A Delaware Corporation
                   IRS Employer Identification No. 13-4015248
                           SEC File Number: 000-25111

                         226 West 26th Street, Suite 12W
                            New York, New York 10001
                                 (212) 741-6511

Securities registered under Section 12(b) of the Exchange Act:  None

Secruities registered pursuant to Section 12(g) of the Exchange Act:
                                  Common Stock, par value $.01

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

Directrix's revenue for its most recent fiscal year: $8,796,000.

Directrix had 2,179,785 shares of Common Stock outstanding at July 20, 2000.

Item 1.  Business.

Forward-looking statements. Except for the historical information contained herein, the matters discussed in herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Directrix or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the Securities and Exchange Commission, press releases or statements made with the approval of an authorized Directrix executive officer. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond Directrix's control. Some of the more important of these factors and conditions include: (i) the possible loss of one or more of the satellites on which Directrix's leased transponders are located; (ii) Directrix's reliance on a limited number of customers and its limited operating history as a stand-alone company and that it has incurred operating losses since it began operating as a stand-alone company; (iii) an increase in the availability of transponders or a decrease in available channel capacity in cable or Direct Broadcast Satellite television systems, either of which may cause a decline in the demand for Directrix's services; (iv) that Directrix may continue to incur operating losses, have negative cash flow, require additional money and suffer delays in meeting its targets; (v) severe competition in
Directrix's industry; (vi) changes in distribution technology and/or unforeseen delays in the implementation of that technology by the cable and satellite industries, which might affect realization of Directrix's business plan; (vii) uncertainty as to the impact of the internet as a delivery modality for television entertainment on Directrix's business; (viii) governmental or regulatory changes, actions or initiatives, including attempts to limit or otherwise regulate the distribution of adult-oriented materials of the type distributed by Directrix's principal customers. In addition, as a result of Directrix's stock price, trading volume and industry sector, Directrix's stock price may be expected to be volatile and may be influenced by economic and other factors beyond Directrix's control.


INTRODUCTION

         Directrix, Inc. ("Directrix"), a Delaware corporation, is a provider of digital video asset management services principally to the entertainment industry. Included within the scope of available services, Directrix offers all the technical and creative services required to develop, support, manage and deliver network television, video, audio, interactive media and data services from its recently constructed state-of-the-art digital operations center. Since 1998, Directrix has been providing turnkey 24 hours a day by 7 days a week audio-video delivery systems and applications to nine cable channels and four C-band networks available on two satellites, Telstar 4 and Telstar 7. Its client list features cable and Direct Broadcast Satellite ("DBS") networks and Internet networks.

         Directrix provides major studios, cable operators, satellite distributors, television networks and local broadcasters with end-to-end economies of scale to digitize, encode, encrypt, archive and distribute their video content for distribution via satellite, fiber optic, Internet, video file server and other delivery modalities. These digital video asset management services include:

         *        Digitization and compression of content;
         *        downlink services;
         *        digital video playback and uplink;
         *        video streaming on the Internet;
         *        digital video archiving and trafficking;
         *        digital ad insertion; and
         *        video-on-demand ("VOD") services.

         Directrix can also provide the full range of traditional technical broadcast services. From post-production, editing and quality control for customer's video content to playback, uplink and transponder services, Directrix can provide "Network in a Box" services to television networks for distribution via cable television and DBS systems. Once the customer's content is digitized (using any number of digital compression technologies employed at the digital operations center), then Directrix's digital video asset management services can be employed to productively manage this content and distribute it over other delivery modalities such as the Internet, broadband Internet and video file servers or for example, copy it onto DVD's.

         Even though digital video asset management is a relatively new business, Directrix is an experienced operator, having provided digital video asset management services since the early broadband delivery and VOD trials. Directrix has assembled a multi-disciplined team of veteran video engineers, experienced software developers and creative talent to take advantage of its recently completed New York Metro Area-based digital operations center.

FORMATION

         Spice Entertainment Companies, Inc. ("Spice") formed Directrix in 1998 in contemplation of Spice's acquisition by Playboy Enterprises, Inc. ("Playboy"). On the March 15, 1999 closing of the Playboy transaction, Spice transferred its network services division to Directrix including Spice's master control and digital playback facility, service agreements to provide network creation, playback and other technical services to Emerald Media, Inc. ("EMI") and others, an option (the "EMI Option") to acquire the network business or stock of EMI, certain rights in Spice's library of adult films, $750,000 in cash, certain prepaid assets and accounts receivable. Spice also transferred 173,784 shares of Playboy Class B Common Stock to Directrix that it had acquired as part of the Playboy transaction. Spice then spun off Directrix to its former stockholders, distributing the Directrix stock as part of the merger consideration.

         In the calendar third quarter of 1999, Directrix relocated from Spice's former New York City operations facility to a newly constructed and expanded digital operations facility in Northvale, New Jersey (the "Operations Facility") adjacent to its satellite uplink provider. The Operations Facility was completed during the first calendar quarter of 2000. Directrix also relocated its executive offices to Midtown Manhattan.

INDUSTRY ENVIRONMENT AND OUTLOOK

         Television, movies, expanded cable and DBS channel capacity and the Internet are converging into the new world of digital technology, increasing the demand for content - both video and audio programming and data services. This content will be created, stored and distributed in digital form as compressed digital video and audio data files, replacing their tape-based analog forerunners. On the distribution side, in addition to the more traditional satellite/cable television delivery of video information (both analog and digitally compressed), video file servers can now provide VOD via cable systems, the Internet, hotels and multi-unit residential dwellings. These video file servers can be remotely directed to replenish content and to collect, archive, manage and distribute digital video. Video programming can also be streamed over the Internet. Directrix can manage its customer's digitized video content and believes this industry - Digital Video Asset Management - will experience high growth.

         According to Media Management Services, Inc., the overall "Digital Media Management" market is projected to grow from $150 million in 1998 to over $2 billion in 2002. There are over 100,000 potential clients for digital media management products and services. The first targets for Directrix are on either side of the supply chain - video content owners and VOD distributors. Only a few, typically narrow-niche, providers are currently serving the high-growth digital conversion and distribution services markets. Being a full service provider, Directrix is well positioned to benefit from the projected growth of this industry. Directrix's vision is to become a dominant provider to the growing market demand for digital video asset management services.

         Directrix has the following combination of assets to provide content owners and content distributors with a complete end-to-end solution:

         *        A  management  team   with  years of  collective  technical
                  television network services experience;
         * a recently completed multi-million dollar, 57,000 square foot, digital playback, storage and transmission facility and satellite downlink dish field, located in Northvale, New Jersey; and
         * in-house transponder capacity, fiber and Internet connections.

         On the content side, Directrix's prospective content owner clients include:

         *        Hollywood Studios
         *        Television Producers
         *        Niche Market Producers
         *        Cable Networks Developers
         *        Established Cable Networks
         *        Copyright Holders
         *        Advertising Agencies
         *        Infomercial Producers
         *        Government Agencies
         *        Educational Institutions
         *        Universities
         *        Corporate Information/Training Groups
         *        Medical Facilities

         On the distribution side, Directrix's prospective VOD distributor clients include:

         *        Cable Operators
         *        Satellite Distributors
         *        Television Networks
         *        Local Broadcasters
         *        Advertising Insertion Networks
         *        Corporate Information/Training Groups
         *        Hotel/Motel Chains & Video Distribution Networks
         *        Internet Service Providers (ISP's)

DIRECTRIX SERVICES

         Through its infrastructure and experience, Directrix can take a new cable network and provide all the technical services in order to deliver their services to cable head-ends. These services includes post-production, creative and facilities services, network operations, transponder capacity, dedicated Internet backbone and engineering services. Once the customer's content is digitized (using any number of digital compression technologies employed at the digital operations center including MPEG-2, RealMedia, Microsoft Media Player and Apple QuickTime 4), then Directrix's digital video asset management services can be employed to productively manage this content and distribute it over other new media delivery modalities such as the Internet, broadband Internet and video file servers.

         The following sections describe the menu of services Directrix offers its customers.

         Playback Services. Directrix provides videotape playback and origination services. Prior to broadcast, program and interstitial material are checked for quality control and may be pre-compiled into final broadcast form prior to on-air playback. Control procedures are used to ensure on-air reliability. A variety of movie, show formatting and time compression services are available to prepare programming for distribution. Commercial, promotional, billboard, warning, logo and other integration, as well as source identification encoding, is performed. Directrix also provides program log and traffic support to programmers, affiliate relations and station coordination to aid their ordering and billing services. Directrix accepts daily program schedules, programs, promotions and advertising, and delivers 24 hours of seamless daily programming to home satellite subscribers.

         Directrix uses video file servers controlled by state-of-the-art automation systems enabling a single Master Control engineer to cost effectively operate and monitor several channels. Playback systems are both videotape
(analog) and video file server-based (digital), and subtitling, closed captioning and commercial advertisement insertion are supported.

         Directrix currently provides a full range of playback services for the three networks and a barker channel operated by EMI. Directrix also provides playback and uplink services for the two Spice networks acquired by Playboy and provides downlink and turnaround (re-uplinking) services for an additional two Playboy networks. Directrix provides a full range of playback services for the two networks operated by Califa Entertainment Group, Inc. ("Califa"), Channel Korea and the Cornerstone Digital Network. Because of the scalability of Directrix's playback facility, Directrix can add new playback customers with little incremental cost.

         Post Production and Facilities Services. Directrix integrates traditional post-production services with the needs of digital content distribution. Directrix offers clients a full spectrum of post-production services such as:

         *        Traditional tape editing and duplication;
         * MPEG-2, RealMedia, Media Player and QuickTime 4 encoding and closed caption creation;
         * "content processing" specialists - converting tapes to computer files for non-linear editing;
         *        encoding video files for video file server playback - images captured on tape for embellishment in print media;
         *        scanning print  images into  image banks to be incorporated back onto tape;
         *        transferring animations to disk; and
         * transferring MPEG files via FTP (Internet File Transfer Protocol) and via satellite to remote servers.

         Directrix operates two large analog linear edit facilities and a third digital editing bay for non-linear editing, all of which incorporate software and peripherals which allow for automated and semi-automated creation of feature -length and short-form videos. Directrix also maintains two graphic suites used to produce three-dimensional graphics and animation for print, video and the worldwide web and maintains an announce booth. Directrix also utilizes various codecs (technology used to encode and decode content) for the conversion of video content among various international standards and the incorporation of various data into the video signals.

         The  Directrix  Design  Group was  developed  specifically  to leverage
creative  services  and  resources   efficiently  across  the  converging  media
platforms of print, web, tape and video server.

         The Federal Communications Commission now requires closed captioning for most television programming. Directrix provides closed-captioning services to its clients.

         Compression Services. Directix offers digital conversion/compression services for its customer's video content. Directrix's cost effective digital compression services benefit customers by:

         * Offering ten to fifteen multi-channel transmissions on a single transponder, significantly reducing per channel transponder costs;
         * allowing cable stations, through digitized head-ends, to offer more channels in the same amount of bandwidth resulting in significantly decreased costs;
         *        eliminating old technology analog disintegration; and
         * providing instant video playback and storage capabilities from the video server.

         Directrix utilizes primarily MPEG-2 encoders (the industry standard for the digital encoding of programming), which are capable of taking source material from either analog or digital tape and creating digitized files for video file servers. At the same time, Directrix can encode such material in RealVideo, Microsoft Media Player, QuickTime 4 and MPEG-4 formats (a codec for encoding Internet video streams which includes interactivity) for full-motion video transmission via the Internet.

         Directrix owns Digicipher II digital systems and VideoCipher II analog systems. Directrix also utilizes fully redundant Scientific Atlanta PowerVu encoder systems. The PowerVu systems enable digitally compressed video/audio programming to be added to transponders carrying analog television signals.

         Digital Archiving and Tape Duplication Services. Nearly all Directrix clients still produce and master their content on some form of tape. As a result, over 3,000 cubic feet of the Operations Facility is dedicated to high-density tape storage for storage and traffic of broadcast master tapes. Directrix's high-density, fire-resistant tape storage facility has a capacity of over 25,000 tapes. Videotapes are bar-coded and tracked using Directrix's distributed database which can be customized to meet its customers' needs. The tape database is web-enabled allowing customers to log onto the database through any web browser and track the disposition of their tapes.

         Unauthorized duplication, lost or stolen master tapes and the lack of proper security cost the major Hollywood producers millions of dollars annually. Directrix has created a secure digital environment for distribution of video and filmed entertainment to file server ready head-ends across America and the world. Through its secure network of encrypted satellites and fiber-optic distribution, Directrix delivers not only digital video files, but also state-of-the-art industry security, accountability and cost savings. Directrix's secure work flow management offers its clients:

         *        A full audit of every movie purchased;
         * conditional customer access to control and monitor who receives the video content;
         *        denial of access to the casual or professional  video pirate;
                  and
         *        increased revenues from VOD.

         Directrix also maintains duplication facilities for both analog and digital tape. The duplication facilities are equipped to digitize materials in digital-video-disc format and in alternative formats such as AVI, MPEG-1, MPEG-2, RealMedia, Microsoft Media Player and Apple QuickTime 4. In addition, Directrix currently provides one-to-one analog tape dubbing. The analog tape duplication facilities can be expanded to accommodate mass simultaneous tape duplication in various tape formats, including Beta SP, DigiBeta, VHS and SVHS.

         Prior to the move of the Operations Facility to Northvale, New Jersey, Directrix was certified by the Motion Pictures Association of America ("MPAA") as a secure tape storage facility. Directrix has applied for MPAA certification for its new Operations Facility.

         Directrix offers these services in a package price or ordered on an a la carte basis. It is expected, based on its prior experience, that a la carte services will be an important source of revenue for Directrix from customers who use Directrix to provide basic network operational services.

         Network Operations and Engineering. Directrix offers video file server and videotape playback and network origination services on a 24 hours a day by 7 days a week basis to television networks from its digital operations center. Directrix currently employs a 12-channel SeaChange MediaCluster server and a 10-channel Compaq Alpha Server. Directrix also offers editing and quality control services for customer supplied programming, prior to broadcast. Directrix will provide program logs and traffic support to its customers and their affiliates to interface with their ordering and billing functions. This data can be transmitted in any medium and/or format specified by the customer or its affiliate.

         Regionally Deployed Video File Servers. Using the digital operations center as a hub for the distribution of digitized video content, Directrix was one of the early users of regionally deployed video file servers to deliver video programming through its participation in near-VOD initiatives. Video file servers are computers which store and distribute compressed digitized video programming. Many cable headends are investing in file servers that can handle VOD and set-top boxes that can offer VOD to the home.

         Regionally deployed video file servers allow a distributor to tailor the programming distributed to the local demographic audience such as a metropolitan area or, on a smaller scale, a hotel or other commercial establishment, and provide near-VOD and VOD which cannot be effected by traditional satellite distribution. Directrix believes it can leverage the experience of its personnel and management to provide services in connection with the use of video file servers including digitization of content, turnkey refreshing of file servers (the ability to replace the video content of the file server) and remote file server management (maintenance of the replacement of video, scheduling of the delivery of content and distribution of content).

         Terrestrial Connectivity and Uplink Services. Directrix uplinks networks originated from its digital operations center to an adjacently located Northvale, New Jersey uplink facility owned by Atlantic Satellite Communications, Inc. ("Atlantic"). (Uplinking refers to the transmission of television programming or data to a communications satellite.) Directrix transmits programming and data signals from its facility to the Atlantic facility over fiber optic lines. Transponder customers may arrange to have their signal delivered directly to the Atlantic uplink facility.

         Directrix's customers may also connect to the video switching/distribution hub operated by Waterfront Communications, an Atlantic affiliate. Connection to the Waterfront Communications hub would facilitate, for example, the movement of video files to and from other persons connected to the hub.

         Transponder Services. Loral SpaceCom Communications, Inc. ("Loral") provides transponder services to Directrix on one non-pre-emptible and three pre-emptible transponders. Directrix is able to add up to two digitally compressed networks to each of its transponders that carry an analog signal. Adding digitally compressed networks to a transponder is accomplished using Scientific Atlanta's PowerVu digital compression system. Each of Directrix's two PowerVu systems includes a primary system capable of digitally compressing two channels and a back-up system for one channel. Other manufacturers, such as Motorola, also make equipment which enables the addition of digitally compressed channels to a transponder carrying an analog television signal. Directrix continually evaluates new technology to expand the productive utilization of its transponder capacity.

         If sufficient demand for digitally compressed transponder services exists, Directrix may use an entire transponder's bandwidth for digitally compressed transponder services. With today's technology, Directrix can acquire an encoder (the device that compresses the television signals and outputs a digital data stream to the transponder) capable of compressing up to 12 television channels. There may be other uses for Directrix's transponders including transmission of audio, video or other data. Directrix monitors the marketplace for transponder services with a view to putting its transponder capacity to its highest and best use.

         Internet Hosting and Content Streaming. The Directrix Internet data center can source and route over 800,000 secure Internet transactions per second, supporting 10,000 simultaneous streams of web-directed content. Directrix can provide web authoring, web-based database publishing, electronic commerce, creation of graphics and animation services. Directrix applies its expertise, storage capabilities and bandwidth to Internet services.

         Directrix offers 24 hours a day by 7 days a week Internet hosting and video streaming services. Akamai provides Directrix with dedicated multimedia Internet backbone connectivity deployable across 5,000 simultaneous 56 kilobit streams. This connectivity increases the reliability and quality of video files streamed over the Internet. A portion of this Internet connectivity is used to provide a simultaneous webcast of the EMI networks and related programming on demand over the Internet. Directrix provides web hosting services to General TV.

         Directrix currently serves as a principal point-of-presence on both the Akamai and Globix multimedia data networks and provides downlinking and Internet video encoding for these networks. Additionally, through its connectivity with Atlantic, Directrix has access to multiple national fiber networks including Vyvx, AT&T and Sprint.

         New television networks may begin network distribution using streaming technology over the Internet (a webcast) before migrating to satellite delivery. Directrix offers one-stop shopping for these start-up networks.

EXISTING CUSTOMERS

         Directrix's principal current customers include EMI, Playboy, Califa, Bloomberg L.P., Channel Korea, Cornerstone Media Group, Kino Films International, Troma Films, General TV, Akamai and Globix. Many customers are under multi-year agreements that expire on various dates.

         The agreements with Playboy and Califa currently expire on March 15, 2001. Directrix is currently in negotiations to extend the terms of these agreements and is seeking to add additional networks and services.

SALES AND MARKETING

         Directrix has positioned itself as a one-stop video service company that can create and distribute television networks and other video content via any medium. Directrix will rely on the business contacts and experience of its management to attract customers and market Directrix's business. Directrix has recently augmented its sales staff, adding two industry veterans as senior sales executives in May, 2000.

         By   participating   in  cable  industry  trade  shows  and  sponsoring
educational forums for the industry, Directrix plans to make its service capabilities known to the marketplace. There can be no assurances that Directrix will be successful in marketing some or all of these services.

GOVERNMENTAL REGULATION

         Directrix's business is not currently subject to material governmental regulation. Some of Directrix's customers distribute adult sexually themed programming. Federal and state governments, along with various advocacy groups, consistently propose and support legislation aimed at restricting the provision of, access to and content of adult entertainment. Were any such legislation enacted, it could adversely affect Directrix's customers which could, in turn, adversely affect Directrix.

SUBSEQUENT DEVELOPMENTS

         To assist Directrix in its acheving its business objectives, Messrs. Faherty, McDonald and Kirby, Directrix's Chief Executive Officer, President and Chief Operating Officer, respectively, voluntarily agreed to a reduction in their annual salaries of $200,000 for Mr. Faherty, $24,750 for Mr. McDonald and $22,584 for Mr. Kirby. The salary reductions took effect on June 24, 2000 and will continue for the remainder of the year ended March 31, 2001. In consideration of Mr. Faherty's agreement to the salary reduction, the Compensation Committee of the Board of Directors re-priced the 50,000 options previously granted to Mr. Faherty to an exercise price of $4.00 per share, the closing price of Directrix on June 22, 2000 and provided for the immediate vesting of the options. The Compensation Committee also granted each of Messrs. McDonald and Kirby 5,000 fully vested options exercisable at $4.00 per share in consideration of their agreement to the salary reduction.

         Management forecasts that Directrix will require additional funding to provide for the deficiency in working capital until Directrix generates operating cash flow (see, "Management's Discussion and Analysis of Financial Condition and Results of Operation, LIQUIDITY AND CAPITAL RESOURCES"). Management believes that it has access to potential sources of capital sufficient enough to meet Directrix's needs over the next twelve months. The potential sources of capital include, but are not limited to: (i) an increase in its line of credit (see "Certain Relationships and Related Transactions," below), (ii) the sale of its option to acquire EMI and/or (iii) a possible private placement of equity securities with individual, institutional and strategic investors. There can be no assurance, however, that management will be successful in its efforts to obtain sufficient capital.

EMPLOYEES

         At March 31, 2000, Directrix had a total of 35 employees. Directrix believes that its relationship with its employees is satisfactory.

Item 2.  Properties.

         Executive and Sales Offices. Directrix leases approximately 3,000 square feet of office space at 236 West 26th Street, New York, New York for its executive and sales offices pursuant to a lease commencing April 1, 1999 and expiring on January 31, 2002. The lease provides for monthly rent ranging from $5,200 per month to $5,624 per month over the life of the lease.

         Operations Facility. The Operations Facility is located in a 22,000 square foot building located at 230 Pegasus Avenue, Northvale, New Jersey and includes a 25,000 square foot downlink and satellite dish field. Directrix executed a four-year sublease with the building's existing tenant which expires April, 2003 and a six-year lease with the building owner which expires April, 2009. The monthly rent ranges from $14,427 to $16,230 over the life of the leases. Directrix was granted eight months free rent following the inception of the sublease.

         The Operations Facility was formerly located on the 10th floor and a portion of the roof at Spice's former offices located at 536 Broadway, New York, New York. As provided for in the Merger Agreement between Spice and Playboy, a March 8, 1999 letter agreement among Playboy, Spice and Directrix and an agreement among Spice, Playboy, Directrix and the landlord of 536 Broadway ("Landlord"), the 10th floor lease (including use of a portion of the roof) was assigned to Directrix and the 6th and 7th floor leases were assigned to Playboy. In addition, Playboy agreed to provide Directrix with rent-free use of the 7th floor until June 30, 1999 and agreed to pay Directrix's rent for the 10th floor and roof until August 31, 1999. Under the agreement with the Landlord, the 10th floor rent was increased by $3,000 per month to $13,500 per month commencing March 16, 1999 and the landlord was granted the option of terminating the 10th floor lease on 30 days prior written notice but not before August 31, 1999. Directrix assumed responsibility for restoring the 10th floor and roof to its former condition.

         On September 1, 1999, Directrix relocated the Operations Facility to its current location in Northvale, New Jersey and completed the Operations Facility in the first calendar quarter of 2000. On March 3, 2000, the Landlord located a tenant for the 10th floor at 536 Broadway and terminated the 10th floor lease with Directrix.

         Directrix believes its leased premises are adequate to conduct its business operations.

Item 3.  Legal Proceedings.

         Directrix is not currently involved in any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2000.

                                     PART II

Item 5.  Market for Registrants' Common Equity and Related  Stockholder Matters.

         Directrix's Common Stock began trading on the OTC Electronic Bulletin Board ("OTC") on March 15, 1999 under the symbol "DRCX". (for the period from March 16, 1999 to March 31, 1999, Directrix Common Stock traded under the symbol ("DRCXV".)

         The following table sets forth, for the periods indicated, the per share range of high and low sales prices for Directrix' Common Stock as reported on the OTC.

                                                     High              Low
                                                    ------            ------
Transition Period Ended March 31, 1999
--------------------------------------

         Fourth Quarter .........................   $ 4.13            $3.88

Year Ended March 31, 2000
-------------------------

         First Quarter ..........................   $ 8.75            $3.88
         Second Quarter .........................   $ 7.13            $4.75
         Third Quarter ..........................   $ 4.75            $3.69
         Fourth Quarter .........................   $15.00            $4.00

         Directrix currently has approximately 1,351 beneficial shareholders.

         Directrix has never paid cash dividends on its Common Stock, intends to retain future earnings to support the growth of its business and does not anticipate paying any cash dividends in the near future. The payment of any future cash dividend on common stock will be determined by Directrix's Board of Directors in light of conditions then existing, including Directrix's earnings, financial condition, capital requirements and other factors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

OVERVIEW

         Business.  Directrix,  a Delaware corporation, is a
full service provider of digital video asset management services, primarily to the entertainment industry. Directrix provides all of the technical services required to create, support and deliver digital video programming and data services from its advanced digital network facility. Directrix offers a number of services including digital video playback, downlink and uplink, satellite space segments, digital video archiving and trafficking, video Internet streaming, digital ad insertion and digital archiving and distribution for VOD platforms.

         Formation and Asset Transfer. Spice formed Directrix in contemplation of the merger ("Merger") of Spice with a wholly-owned subsidiary of Playboy and spun off Directrix to the former Spice stockholders. On March 15, 1999 as a condition to the closing ("Closing") of the Merger, Spice and Directrix entered into a Transfer and Redemption Agreement (the "Transfer Agreement") and certain related agreements.

         Pursuant to the terms of the Transfer Agreement, immediately prior to the Merger, Spice contributed certain assets to Directrix, including (a) all of the equipment and facilities relating to the Operations Facility, (b) the EMI Option, (c) certain rights to Spice's library of adult films, (d) approximately $0.8 million in cash, (e) 173,784 shares of Playboy stock with a market value of approximately $4.5 million, and (f) accounts receivable and other current assets, totaling approximately $1.2 million. Directrix assumed certain liabilities (the "Assumed Liabilities") including (i) the liabilities relating to EMI, (ii) the liabilities relating to the Operations Facility arising after March 15, 1999, and (iii) those liabilities and obligations arising out of the assets being transferred to Directrix. Under the Transfer Agreement, Directrix indemnified Spice for the Assumed Liabilities.

RESULTS OF OPERATIONS

         Year Ended March 31, 2000. The financial statements for the year ended March 31, 2000, reflect the results of operations, financial position, changes in stockholders' equity and cash flows of Directrix as a separate entity.

         Directrix became a stand-alone entity on March 16, 1999 following the merger of Spice with Playboy. In May, 1999, the Board of Directors of Directrix approved a change in Directrix's fiscal year to March 31 from December 31. The three-month transition period from January 1, 1999 to March 31, 1999 that preceded the start of the new fiscal year was presented in Form 10-QSB Transition Report filed with the Securities and Exchange Commission in May, 1999.

         Year Ended December 31, 1998. Prior to the March 15, 1999 Closing, Directrix was a wholly-owned subsidiary of Spice and consequently had no operating history as a stand-alone entity. Accordingly, the financial statements of Directrix prior to Closing were carved out from the financial statements of Spice using the historical results of operations and historical basis of the assets and liabilities of such business.

         Directrix's revenues prior to Closing were generated principally from services provided to two customers, EMI and internally to Spice. These revenues were comprised of revenues from network operations, post-production and technical services. For services provided to EMI and unrelated third party customers, revenues were recorded based on contractual amounts or cash receipts. For services provided to Spice, revenues were recorded based on the cost associated with an applicable service plus an appropriate markup based on a reasonable assessment of a market-based charge. Management believes that the methods used to record revenues were reasonable.

         Transition Period Ended March 31, 1999. The financial statements of Directrix include the results of operations, financial position, changes in stockholders' equity and cash flows of the business that were contributed to Directrix by Spice on March 15, 1999. Accordingly, the financial statements of Directrix prior to Closing have been carved out from the financial statements of Spice using the historical results of operations and historical basis of the assets and liabilities of such business.

         The financial information included herein for the year ended December 31, 1998 and the transition period ended March 31, 1999 may not necessarily reflect the results of operations, financial position, changes in stockholders' equity and cash flows of Directrix in the future or what they would have been had Directrix been a separate, stand-alone entity during the periods presented.

YEAR ENDED MARCH 31, 2000 COMPARED TO DECEMBER 31, 1998

         Net Loss. Directrix reported a net loss of $6.1 million for the year ended March 31, 2000 as compared to a net loss of $4.2 million for the year ended December 31, 1998. The increase in net loss was primarily attributable to an increase in selling, general and administrative expenses of $1.7 million and a decrease in revenue of $0.8 million, offset by a gain on the disposal of Playboy stock of approximately $0.4 million. The increase in selling, general and administrative expenses is primarily attributable to an increase in bad debt expense relating to EMI of $1.0 million for the year ended March 31, 2000. Also contributing to the net loss for the year ended December 31, 1998 was the write-down of leasehold improvements and accrued rent associated with the former operations facility of $0.6 million.

         Revenues. Directrix reported total revenue of $8.8 million for the year ended March 31, 2000 as compared to total revenue of $9.6 million for the year ended December 31, 1998. The decline in total revenue was primarily attributable to a decline in revenue from networks owned by Playboy and Califa of $3.9 million offset by increases in revenue associated with EMI of $3.0 million. For the year ended March 31, 2000, approximately $6.7 million of revenues recorded by Directrix were attributable to EMI.

         For the period from April 1, 1999 to December 31, 1999, Directrix recorded revenues from EMI based on contractual amounts. Prior to that time, Directrix had been recording revenues from EMI based on cash receipts. During the fourth quarter ended March 31, 2000, due to renewed uncertainty surrounding EMI's ability to pay for all services provided, Directrix resumed recording revenues from EMI based on cash receipts. For the year ended March 31, 2000, Directrix recorded bad debt expense associated with EMI of approximately $1.0 million.

         The amount of accounts receivable due from EMI at March 31, 2000 was approximately $0.8 million, which equaled the exercise price of the EMI Option. On September 30, 1999, Directrix and EMI reached an agreement whereby Directrix acquired all broadcast and Internet worldwide rights to EMI's library of movies. In consideration for these rights, Directrix reduced EMI's accounts receivable balance by $735,000, the fair market value of the acquired rights on the agreement date.

         Salaries, Wages and Benefits. Directrix reported salaries, wages and benefits of $3.0 million for the year ended March 31, 2000 as compared to $2.7 million for the year ended December 31, 1998. The increase in salaries, wages and benefits was attributable to the fact that salaries, wages and benefits for the year ended December 31, 1998 were allocated among Spice subsidiaries whereas for the year ended March 31, 2000, Directrix was a stand-alone company and no allocation was appropriate.

         Library Amortization. Directrix reported library amortization for the year ended March 31, 2000 of $0.4 million as compared to $0.3 million for the year ended December 31, 1998. The increase is associated with additional rights acquired from EMI.

         Satellite Cost. Directrix reported satellite, playback and uplink expenses for the year ended March 31, 2000 of approximately $6.5 million, which was substantially the same for the year ended December 31, 1998. The assignment of one transponder to Playboy at Closing was offset by Directrix's addition of another transponder.

         Selling, General and Administrative Expenses. Directrix reported selling, general and administrative expenses of $3.9 million for the year ended March 31, 2000 as compared to $2.2 million for the year ended December 31, 1998. The increase was primarily attributable to an increase of $1.0 million in bad debt expense associated with the accounts receivable balance due from EMI. A portion of the selling, general and administrative expenses in 1998 were allocated amoung Spice subsidaries.

         Depreciation of Fixed Assets. Directrix reported depreciation of fixed assets of $1.3 million for the year ended March 31, 2000 which was comparable to depreciation expense for the year ended December 31, 1998.

         Interest Expense. Directrix reported interest expense of $0.2 million for the year ended March 31, 2000, which was substantially the same for the year ended December 31, 1998.

RELIANCE ON A LIMITED NUMBER OF CUSTOMERS

         For the year ended March 31, 2000, a significant portion of Directrix's revenue was generated by a limited number of customers. While the loss of any of these customers or a substantial reduction in orders by any of these customers could have a material adverse effect on Directrix's operating results, management believes that since the relocation and buildout of the Operations Facility at Northvale is substantially complete, Directrix now has the capacity to increase revenue by using its technological resources to expand its customer base and develop new business lines.

         Directrix's service agreements with Playboy and Califa currently expire on March 15, 2001. Directrix is currently in negotiations to extend the term of these agreements and is seeking to add additional networks and services.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the Merger, Spice used a centralized approach to cash management and the financing of its operations. As a result, prior to the Merger, Spice funded all of the activities of Directrix. For the year ended December 31, 1998 Spice provided funding of $3.9 million to Directrix.

         Directrix had a working capital deficiency of $1.1 million on March 31, 2000 as compared to positive working capital of approximately $5.4 million on March 31, 1999. The decline in working capital for the year ended March 31, 2000 was primarily attributable to purchases of property and equipment associated with the buildout of the Operations Facility at Northvale, New Jersey of $3.7 million and an operating loss of $6.3 million. Directrix projects to spend an additional $0.4 million on the renovation and buildout of the Operations Facility at Northvale.

         Directrix  has a  revolving  line  of credit  of $3.5 million  ("Credit
Facility") pursuant to the terms of a March 15, 1999 Security and Loan Agreement, as amended by the Amended and Restated Loan and Security Agreement (as amended, the "Amended Loan Agreement") dated February 15, 2000. Under the terms of the Amended Loan Agreement, the Credit Facility was increased from $1.5 million to $3.5 million, the maturity date of the Credit Facility was changed from March 15, 2004 to March 15, 2002 and the terms of the Loan Agreement were modified to provide that Directrix was not permitted to draw down on the Credit Facility after March 15, 2001. The providers of the Credit Facility include the Chairman of the Board and Chief Executive Officer, the President and a Director of Directrix, as well as two unrelated parties (collectively, the "Lenders"). The Credit Facility bears interest at 11% per annum, payable monthly, and matures on March 15, 2002. In consideration of their agreeing to provide the Credit Facility, Directrix granted the Lenders an aggregate of 105,000 Common Stock purchase warrants, exercisable for 10 years at $0.01 per share. The aggregate fair market value of the warrants (determined using the Black-Scholes pricing model) amounts to approximately $0.7 million and is being amortized over the term of the Credit Facility. All of the warrants were exercised as of March 31, 2000.

         As of March 31, 2000, Directrix has drawn down $1.9 million from the Credit Facility, with $1.6 million unused and available funds remaining under the Credit Facility.

         During the year ended March 31, 2000, Directrix sold all 173,784 shares of its Playboy stock (contributed by Spice at Closing) for net cash proceeds aggregating approximately $4.8 million, resulting in a gain of approximately $0.4 million.

         On September 1, 1999, Directrix relocated its Operations Facility to a new facility located in Northvale, New Jersey. The new fully automated network origination center is designed to be a 24 hours a day by 7 days a week full service provider of all the technical and creative services required to develop, support and deliver network television, video, audio and data services via satellite, fiber and Internet.

         As  previously    mentioned,  Directrix  commenced   operations   as  a
stand-alone business following its spin-off from Spice on March 16, 1999. Directrix incurred net losses of $4.2 million and $1.7 million for the fiscal year ended December 31, 1998 and the transition period ended March 31, 1999, respectively, on the basis of the presentation described above. For the year ended March 31, 2000, Directrix incurred a net loss of $6.1 million. At March 31, 2000, Directrix has a working capital deficiency of $1.1 million. These matters raise substantial doubt about Directrix's ability to continue as a going concern. Directrix's continued existence is dependant upon several factors, including it's ability to generate operating cash flow via execution of its long term business plan, and secure additional financing to provide for the immediate deficiency in working capital.

         Management believes that the relocation and buildout of the Operations Facility is critical to the realization of Directrix's long-term business plan. Management also believes that since the buildout of the Operations Facility is substantially complete, Directrix now has the capacity to increase revenue by using its technological resources to expand its customer base and develop new business lines without significantly changing its cost structure and, as a result, generate operating cash flow.

         Management forecasts that Directrix will require additional funding to provide for the deficiency in working capital until Directrix generates operating cash flow. Management believes that it has access to potential sources of capital sufficient enough to meet Directrix's needs over the next twelve months. The potential sources of capital include, but are not limited to: (i) an increase in its line of credit (see "Certain Relationships and Related Transactions," below), (ii) the sale of its option to acquire EMI and/or (iii) a possible private placement of equity securities with individual, institutional and strategic investors. There can be no assurance, however, that management will be successful in its efforts to obtain sufficient capital, execute its long-term business plan, or that the successful implementation of the business plan will improve operating results.

Item 7.  Financial Statements.

         See the Financial Statements at pages F-1 through F-17.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors; Executive Officers, Promoters and Control Persons; Compliance with Exchange Act Section 16(a).

         The executive officers and directors of Directrix are as follows:

Name                     Age         Position
----                     ---         --------

J. Roger Faherty         61         Chairman of the Board of Directors and
                                     Chief Executive Officer

Donald J. McDonald, Jr.  48         President, Director, Treasurer and Chief
                                     Financial Officer

Richard J. Kirby         39         Chief Operating Officer, Executive Vice
                                     President and Secretary

Richard M. Cohen         49         Director

Rudy R. Miller           53         Director

Leland H. Nolan          53         Director


         J. ROGER FAHERTY has been Chairman of the Board and Chief Executive Officer of Directrix since its incorporation. From December, 1991 to March 15, 1999, Mr. Faherty was the Chairman of the Board and a director of Spice. In
1991, he was elected as the Chief Executive Officer of Spice and became President of Spice in 1996.

         DONALD J. MCDONALD, JR. has been President and a director of Directrix since its incorporation. Mr. McDonald assumed the additional responsibilities of Chief Financial Officer and Treasurer of Directrix on September 30, 1999. Mr. McDonald joined Spice in 1995 and from January, 1997 until March 15, 1999, Mr. McDonald was the president of Spice Direct, Inc., a wholly-owned Spice subsidiary principally engaged in marketing Spice's products and services directly to consumers. From 1990 to 1995, Mr. McDonald was President of Summit Corporate Group, a venture capital fund involved in the video production and television programming industries.

         RICHARD J. KIRBY has been Chief Operating Officer, Executive Vice President and Secretary of Directrix since its incorporation. Mr. Kirby was an executive officer of Spice since 1988 and most recently and until March 15, 1999 was Senior Vice President, Network Operations and Chief Technology Officer of Spice.

         RICHARD M. COHEN has been a director of Directrix since its incorpora-tion. Since 1996, he has been President of Richard M. Cohen Consultants, Inc. From 1993 through 1995, Mr. Cohen was President of General Media, Inc., an adult media company. From 1988 through 1993, Mr. Cohen was Director of Investment Banking at Furman Selz, Inc.

         RUDY R. MILLER has been a director of Directrix since its incorpora-tion. He has served as Chairman, President and Chief Executive Officer of Miller Management Corp., a financial consulting firm, since 1972 and of Miller Capital Corp., a venture capital, financial services and investor relations firm, since 1993. From July, 1996 until March 15, 1999 Mr. Miller was a director of Spice.

         LELAND H. NOLAN has been a director of Directrix since its incorpora-tion. From 1988 to March 15, 1999 Mr. Nolan was a director of Spice. From 1988 until December 31, 1995, he held various executive positions with Spice, most recently as Vice Chairman, International Initiatives. From 1996 to 1998, Mr. Nolan was a consultant to Infoglobal, S.A., a telecommunications, engineering and consulting firm based in Madrid, Spain. Mr. Nolan is currently Chairman and Chief Execcutive Officer of Metronet S.A., a technology and services company providing Internet and on-line services through television to customers in Spain, Portugal and Latin America.

         Directrix's Board of Directors is divided into three classes. Mr. Cohen serves in the class whose term expires in 1999; Messrs. Miller and Nolan serve in the class whose term expires in 2000; and Messrs. Faherty and McDonald serve in the class whose term expires in 2001. Upon the expiration of the term of a class of directors, directors within that class may be elected for a three-year term at the annual meeting of stockholders in the year in which their term expires. Directors will hold office until the expiration of their term and until that director's successor has been duly elected and qualified. It is anticipated that at the next annual meeting of stockholders, currently scheduled for the third quarter of 2000, Mr. Cohen will stand for re-election to the Board of Directors of Directrix.

         Executive officers of Directrix are elected by the Board of Directors on an annual basis and serve until the next annual meeting of the Board of Directors and until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of Directrix.

CERTAIN PROCEEDINGS

         On October 14, 1998, the National Adjudicatory Council of the National Association of Securities Dealers, Inc. (the "NASD") (the self-regulatory organization for broker-dealers) issued a decision (the "Decision") which reversed in part and affirmed in part a prior decision of the NASD Market Surveillance Committee regarding Mr. Faherty's activities as a corporate finance consultant to a now defunct brokerage firm, Hibbard Brown & Co. Inc. The Decision dismissed two of three remaining causes of action against Mr. Faherty and rejected findings that he had violated NASD Conduct Rules 2110, 2120 and 2440, as well as Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The Decision did, however, hold that his activities with the brokerage firm gave rise to aider-and-abettor liability for such firm's violation of Section 15(c) of the Exchange Act, which prohibits the purchase or sale of securities by brokers or dealers involving manipulative, deceptive or fraudulent devices or contrivances, and Rule 15c1-2 promulgated thereunder, which defines such conduct. The Decision affirmed the imposition on Mr. Faherty of a censure and a bar from association with any member firm of the NASD, but reduced the fine assessed to $150,000. In November, 1998 Mr. Faherty appealed the Decision to the Securities and Exchange Commission. As a result of the appeal, which is still pending, enforcement of the sanctions has been stayed.

Item 10. Executive Compensation

COMPENSATION AND OPTION/SAR GRANTS DURING MOST RECENT FISCAL YEARS

         The following table sets forth compensation paid by Directrix for services in all capacities to the Chief Executive Officer, the former Chief Financial Officer and the remaining executive officers for the year ended March 31, 2000. Directrix did not pay executive officers any compensation nor grant any executive officer any options or SAR's during the year ended December 31, 1998 and prior to the Closing on March 15, 1999. Directrix did not grant any executive officer any options or SAR's from March 16, 1999 to March 31, 1999.


                                            Summary Compensation Table


                                                   Other
                                                   Annual     Restricted   Securities     All Other
                                                   Compen-      Stock      Underlying      Compen-
          Name and             3/31     Salary    sation(1)     Awards       Options      sation(2)
     Principal Position        Year       ($)       ($)          ($)           (#)           ($)
---------------------------- --------  --------- ----------- ------------ ------------- ------------
J. Roger Faherty(4)             2000    400,716      -            -          50,000  (3)    9,945
  Chairman, Chief
  Executive Officer &
  President

Donald J. McDonald, Jr.(4)      2000    202,500      -            -          25,000  (3)    1,850
  President, Director,
  Treasurer & Chief
  Financial Officer

Richard J. Kirby(4)             2000    200,358      -            -          25,000  (3)      549
  Chief Operating Officer,
  Executive Vice President
  & Secretary

John R. Sharpe(5)               2000     73,787      -            -          25,000  (3)      212
  Vice President & Chief
  Financial Officer


(1) Refer to the "Other Annual Compensation/All Other Compensation" table on the following page for information on the components of Other Annual Compensation. Where no dollar amount appears, Other Annual Compensation for these executives is less than 10% of the executive's salary and bonus for the year.

(2) Refer to the "Other Annual Compensation/All Other Compensation" table on the following page for information on the components of All Other Compensation.

(3) Refer to the "Options/Grants in Last Fiscal Year" table below for information concerning option grants for the year ended March 31, 2000.

(4) To assist Directrix in achieving its business objectives, Messrs. Faherty, McDonald and Kirby, Directrix's Chief Executive Officer, President and Chief Operating Officer, respectively, voluntarily agreed to a reduction in their annual salaries of $200,000 for Mr. Faherty, $24,750 for Mr. McDonald and $22,584 for Mr. Kirby. The salary reductions took effect on June 24, 2000 and will continue for the remainder of the year ended March 31, 2001. In consideration of Mr. Faherty's agreement to the salary reduction, the Compensation Committee of the Board of Directors re-priced the 50,000 options previously granted to Mr. Faherty to an exercise price of $4.00 per share, the closing price of Directrix's Common Stock on June 22, 2000 and provided for the immediate vesting of the options. The Compensation Committee also granted each of Messrs. McDonald and Kirby 5,000 fully vested options exercisable at $4.00 per share in consideration of their agreement to the salary reduction.

(5)      Mr. Sharpe resigned effective September 30, 1999.


                                       Other Annual Compensation/All Other Compensation

                                                                                               All Other
                                                Other Annual Compensation                     Compersation
                                    ------------------------------------------------     ----------------------
                                      Automobile        Deferred
                                       Related          Compen-          Long-Term        Life Ins.
                                       Expenses         sation           Disability        Premium      401(k)
          Name               Year         ($)             ($)                ($)             ($)          ($)
-------------------------  -------  -------------      ----------       ------------     -----------   --------
J. Roger Faherty             2000       14,460              -               4,274           9,945          -


Donald J. McDonald, Jr.      2000       12,000              -               1,277           1,850          -


Richard J. Kirby             2000       10,200              -               1,472             549          -


John R. Sharpe               2000        5,100              -                 162             212          -


COMPENSATION OF DIRECTORS

         Directrix pays its non-employee directors $1,000 for each in-person Board of Directors meeting, plus expenses and $250 for each telephone conference call Board of Directors meeting.

EMPLOYMENT AGREEMENTS

         Effective as of March 15, 1999, Directrix entered into an employment agreement with Mr. Faherty providing for his employment as Chairman of the Board and Chief Executive Officer of Directrix. The agreement provides for a six-year term; in each year that the agreement is not terminated, the term is extended for five years from that anniversary date. The agreement provides for an annual base salary of $385,875, to be adjusted annually by an amount equal to five percent (5%) of the prior year's base salary. Salary increases are cumulative so that the base salary for each succeeding year includes the prior year's increase. In addition and pursuant to the agreement, Directrix reimburses Mr. Faherty for automobile costs.

         Effective as of March 15, 1999, Directrix entered into employment agreements with each of Messrs. McDonald, Kirby and Sharpe providing for the employment of Mr. McDonald as President of Directrix, Mr. Kirby as Executive Vice President of Directrix and Mr. Sharpe as Vice President and Chief Financial Officer of Directrix. The employment agreements provide for a term ending on December 31, 2001. The agreements provide for an annual base salary of $195,000, $192,938 and $127,050 for Messrs. McDonald, Kirby and Sharpe, respectively, to be adjusted annually by an amount equal to five percent (5%) of the prior year's base salary. Salary increases are cumulative so that the base salary for each succeeding year includes the prior year's increase. The agreements provide that if employment is terminated by Directrix "without cause" or by the executive for "good reason" (both as defined in the agreement), the executive is entitled to receive an amount equal to base salary, payable in monthly installments over the longer of (i) the applicable termination date or (ii) twelve months. If the executive dies or becomes disabled, Directrix will continue to make base salary payments to the executive or his estate for twelve months following death or disability. In addition, the agreements provide that the executive will be entitled to a severance payment if Directrix terminates the executive's employment within 18 months following a change in control of Directrix.

COMPENSATION PROGRAM FOR KEY EXECUTIVES

         Senior  officers  were  granted  five  percent  (5%) salary   increases
effective  March 31, 2000.   Directrix did not award cash bonuses for  the  year
ended March 31, 2000.

         During the year ended March 31, 2000, the Compensation Committee approved and Directrix granted options under the 1998 Stock Incentive Plan (the "Stock Option Plan") to acquire 25,000 shares of Directrix Common Stock each to Messrs. Kirby, McDonald and Sharpe, exercisable at $3.94 per share, the market price on the grant date. The Compensation Committee also approved and Directrix granted options under the Stock Option Plan to acquire 50,000 shares of Directrix Common Stock to the Chief Executive Officer, exercisable at $6.44 per share, the market price on the grant date.

         To accommodate these grants, the Board of Directors approved an amendment (the "Proposed Amendment") to the Stock Option Plan which increases the available pool of options from 200,000 options to 400,000 options and increases the number of options that may be granted to any one individual. The Proposed Amendment is subject to shareholder approval and will be submitted to the Directrix shareholders at the forthcoming annual meeting.

         The options granted to Mr. Sharpe were cancelled on September 30, 1999 when Mr. Sharpe resigned as Vice President, Chief Financial Officer and Treasurer of Directrix.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Directrix Compensation Committee has made recommendations relating to executive compensation to the Board of Directors. The Compensation Committee members currently are Messrs. Nolan and Cohen, non-employee directors of Directrix.

BENEFIT PLANS

         401(k) Plan. Directrix has established a 401(k) retirement savings plan (the "401(k) Plan"), in which all qualified employees, including executive officers, are eligible to participate. The 401(k) Plan provides that each participant may contribute up to 15% of his or her pre-tax salary (up to a statutorily prescribed annual limit) to the 401(k) Plan, although the percentage elected by certain highly compensated participants may be limited. All amounts contributed to the 401(k) Plan by employee participants and earnings on these contributions will be fully vested at all times. Directrix, at the discretion of the Board of Directors, may match employee contributions. For the year ended March 31, 2000, Directrix did not match employee contributions. Mr. Faherty, the 401(k) Plan trustee, has retained Morgan Stanley Dean Witter Discover to administer the 401(k) Plan.

1998 STOCK INCENTIVE PLAN

         On July 25, 1998, the Board of Directors adopted the Stock Option Plan. The Stock Option Plan is designed to promote the interests of Directrix and its stockholders by providing Directrix's key employees with appropriate incentives and rewards to encourage them to continue their employment with Directrix and to maximize their performance. The following is a summary of the material features of the Plan.

         General. The Plan provides for the issuance of a total of up to 200,000 authorized and unissued shares or treasury shares of Directrix Common Stock, at the discretion of the Compensation Committee or another committee appointed by the Board of Directors to administer the Plan. The Proposed Amendment increases the pool of available options to 400,000 shares.

         The Plan specifically provides for the grant of (i) non-qualified stock options,(ii) incentive stock options ("ISO's"), (iii) limited stock appreciation rights, (iv) tandem stock appreciation rights, (v) dividend equivalent rights,
(vi) stand-alone stock  appreciation  rights,  (vii) shares of restricted stock,
(viii) shares of phantom stock, (ix) stock bonuses and (x) cash bonuses (collectively, "Incentive Awards"). The Plan also provides that the Compensation Committee may grant other types of stock-based awards at the discretion of the Compensation Committee.

         The exercise price per share of each ISO granted under the Plan must be the fair market value of a share of Common Stock on the date on which such ISO is granted. An ISO granted to any holder of stock representing more than 110% of the total combined voting power of all classes of stock of Directrix is subject to the following additional limitations: (i) the exercise price per share of the ISO must be at least 110% of the fair market value of a share of Common Stock at the time any such ISO is granted and (ii) the ISO cannot be exercisable after the expiration of five years after the grant date. The aggregate fair market value of shares of Common Stock for which ISO's are exercisable (as determined on the grant date) by a participant during any calendar year under the Plan, or any other plan of Directrix or its subsidiaries, may not exceed $100,000.

         In general, Incentive Awards are not transferable other than by will or the laws of descent and distribution (except to the extent an agreement evidencing an Incentive Award permits certain transfers to certain members of a participant's family or to certain trusts).

         Grants Under the Plan. Key employees, including officers of Directrix and its affiliates, are eligible to receive grants of Incentive Awards. The Compensation Committee determines which key employees receive grants of Incentive Awards, the type of Incentive Awards granted and the number of shares subject to each Incentive Award. Subject to the terms of the Plan, the Compensation Committee also determines the prices, expiration dates and other material features of Incentive Awards granted under the Plan. An individual may be granted Incentive Awards for no more than 20,000 shares during any one year. The Proposed Amendment increases this annual limitation to 50,000 shares. No Incentive Award may be granted under the Plan after July 25, 2008. During the year ended March 31, 2000, Directrix granted to key executives and other
employees  204,394  options  to  acquire  shares  of  the  Common   Stock  of
Directrix, of which 100,000 options were granted to key executives.

         Administration. The Compensation Committee administers the Plan and has the authority to interpret and construe any provision of the Plan and to adopt such rules and regulations for administering the Plan as it deems necessary or appropriate. All decisions and determinations of the Compensation Committee are final and binding on all parties.

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

         The Board of Directors may, at any time, suspend, discontinue, revise or amend the Plan. Directrix, however, will obtain stockholder approval for any amendment (i) that requires stockholder approval under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") (related to the grant of ISO's), or (ii) to treat some or all of the Incentive Awards as "performance-based compensation" within the meaning of Code Section 162(m). No amendment or modification may, without the consent of a participant, reduce the participant's rights under any previously granted and outstanding Incentive Award except to the extent that the Board of Directors determines that such amendment is necessary or appropriate to prevent such Incentive Awards from constituting "applicable employee remuneration" within the meaning of Code
Section 162(m).

         Other Features of the Plan. Incentive Awards granted under the Plan and shares acquired pursuant thereto are subject to a number of rights and restrictions, including provisions relating to a change in control of Directrix and the termination of employment or service of the grantee.

1998 STOCK INCENTIVE PLAN FOR OUTSIDE DIRECTORS

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

         General. The Directors Plan provides for the issuance of a total of up to 20,000 authorized and unissued shares or treasury shares of Common Stock, at the discretion of the Compensation Committee or another committee appointed by the Board of Directors to administer the Directors Plan. The Directors Plan specifically provides for the grant of non-qualified stock options and limited stock appreciation rights (together, "Directors Incentive Awards").

         The Board of Directors adopted, subject to shareholder approval, an amendment (the "Proposed Directors' Plan Amendment") which increases the pool of available Directors Plan options to options to acquire 150,000 shares, provides for an initial grant of options to acquire 25,000 shares to each non-employee director and increases the automatic annual year-end grant of options to acquire 5,000 shares from the previous level of 1,250 shares.

         In general, Directors Incentive Awards are not transferable other than by will or the laws of descent and distribution (except to the extent an agreement evidencing a Directors Incentive Award permits certain transfers to certain members of a participant's family or to certain trusts).

         Grants Under the Directors Plan. Only non-employee directors are eligible to receive grants of Directors Incentive Awards. There are currently three non-employee directors of Directrix. Prior to the adoption of the Proposed Directors' Plan Amendment, Directors Incentive Awards under the Directors Plan were granted automatically on the last trading day of each fiscal year of Directrix to each Director who is, on such date, eligible to participate in the Directors Plan. Prior to the adoption of the Proposed Directors' Plan Amendment, the Directors Incentive Awards were in the form of non-qualified stock options to purchase 1,250 shares of Common Stock and may include limited stock appreciation rights with respect to the same number of shares. The Proposed Directors' Plan Amendment increases the automatic year-end annual grant to options to acquire 5,000 shares and provides for an initial grant of 25,000 options to each non-employee director.

         Subject to the terms of the Directors Plan, the Compensation Committee determines the expiration dates and other material features of Directors Incentive Awards granted under the Directors Plan. No Directors Incentive Award may be granted under the Directors Plan after November 6, 2003.

         Subject to the adoption of the Proposed Directors Plan Amendment, during the year ended March 31, 2000, 25,000 options to acquire shares of the Common Stock of Directrix were granted to each of Messrs. Nolan, Cohen and Miller.

         Administration. The Compensation Committee administers the Directors Plan and has the authority to interpret and construe any provision of the Directors Plan and to adopt such rules and regulations for administering the Directors Plan as it deems necessary or appropriate. All decisions and determinations of the Compensation Committee are final and binding on all parties.

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

         The Board of Directors may, at any time, suspend, discontinue, revise or amend the Directors Plan. Directrix, however, will obtain stockholder approval for any amendment that Rule 16b-3 Securities Act of 1934 (the "Exchange Act") requires stockholder approval. No amendment or modification may, without the consent of a participant, reduce the participant's rights under any previously granted and outstanding Directors Incentive Award except to the extent that the Board of Directors determines that such amendment is necessary or appropriate to prevent awards from constituting "applicable employee remuneration" within the meaning of Code Section 162(m).

         Other Features of the Plan. Directors Incentive Awards granted under the Directors Plan and shares acquired pursuant thereto are subject to a number of rights and restrictions, including provisions relating to a change in control of Directrix and the termination of service of a grantee.

         The following table sets forth stock options that Directrix granted to the named executive officers during the year ended March 31, 2000:


                               Option/Grants in Last Fiscal Year

                               Number of
                               Shares of          Total
                                Common           Options
                                Stock           Granted to
                              Underlying        Employees       Exercise
                                Options         in Fiscal       or Base
                                Granted            Year          Price         Expiration
          NAME                    (#)              (%)           ($/Sh)           Date
-------------------------    -------------     ------------    ----------    -------------
J. Roger Faherty               50,000   (1)        24.5           6.44          7/15/09
Donald J. McDonald, Jr.        25,000   (2)        12.2           3.94          4/21/09
Richard J. Kirby               25,000   (2)        12.2           3.94          4/21/09
John R. Sharpe                 25,000   (3)        12.2           3.94          4/21/09


(1) The April 21, 1999, employee grant did not include options for the Chief Executive Officer (the "CEO") because the Compensation Committee had not yet completed its evaluation concerning the granting of options commensurate with the CEO's duties and responsibilities. Subject to shareholder approval of the Stock Option Plan Amendment, on July 15, 1999 the Compensation Committee approved and Directrix granted options to acquire 50,000 shares of Directrix Common Stock to the CEO, exercisable at $6.44 per share, the market price on the grant date. One-third of the options will vest on January 15, 2000. The next one-third will vest on January 15, 2001 and the final one-third will vest on July 15, 2001. In consideration of a voluntary reduction in Mr. Faherty annual salary from June 24, 2000 through the remainder of the year ended March 31, 2001, Directrix re-priced the exercise price of the foregoing options to $4.00 per share and modified the options to be fully vested.

(2) These option grants are subject to shareholder approval of the Proposed Amendment. One-third of the options will vest on October 21, 1999.
         The next one-third will vest on October 21, 2000 and the final one-third will vest on April 21, 2001.

(3)      The options were cancelled on  September  30,   1999,  when Mr.  Sharpe
         resigned as Vice President,   Chief  Financial Officer and Treasurer of
         Directrix.


                              Aggregate Options Exercised in Last Fiscal Year
                                         and Year End Option Value

                                                                  Number of
                                                                  Securities          Value of
                                                                  Underlying         Unexercised
                                                                  Unexercised        In-the-Money
                                                                  Options at          Options at
                                                                    FY-End              FY-End
                                                                ---------------    -----------------
                              Shares Acquired       Value        Exercisable/         Exercisable/
                                on Exercise        Realized      Unexercisable      Unexercisable(1)
          Name                      (#)              ($)              (#)                 ($)
-------------------------    -----------------    ----------    ---------------    -----------------
J. Roger Faherty                   None              None           16,667                80,208
                                                                    33,333               160,417
Donald J. McDonald, Jr.            None              None            8,333                60,938
                                                                    16,667               121,875
Richard J. Kirby                   None              None            8,333                60,938
                                                                    16,667               121,875
John R. Sharpe                     None              None               -                     -


(1) Based on the last trade price on March 31, 2000 of $11.25 quoted by the OTC Electronic Bulletin Board.


         Filings With Securities and Exchange Commission. Exchange Act Section 16(a) requires that officers, directors and 10% stockholders of Directrix file reports of their ownership with the Securities and Exchange Commission. Messrs. McDonald, Faherty, Nolan, Cohen, Kirby and Miller were late with some of their filings during the year ended March 31, 2000 due to complications arising from the spin-off of Directrix as a stand-alone entity.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth as of July 14, 2000, the number and percentage of outstanding shares of Directrix Common Stock beneficially owned by
(i) each person who, to the knowledge of Directrix, will own beneficially more than five percent (5%) of the outstanding shares of Directrix Common Stock,
(ii) each director and executive officer of Directrix and (iii) all directors and executive officers of Directrix as a group.


                                          Shares Beneficially               Percentage of Shares
Name and address                               Owned (1)                       Outstanding (1)
-----------------                        ---------------------          ---------------------------
J. Roger Faherty (2)                            423,575                            19.00%
236 W. 26th St., Suite 12W
New York, NY  10001

Donald J. McDonald, Jr.                          65,583                             2.99%
236 W. 26th St., Suite 12W
New York, NY  10001

Richard J. Kirby                                 45,458                             2.07%
236 W. 26th St., Suite 12W
New York, NY  10001

Richard M. Cohen                                 28,375                             1.29%
630 Fifth Avenue, Suite 601
New York, NY  10111

Rudy R. Miller                                   21,250                             0.97%
4909 East McDowell Road
Phoenix, AZ  85008

Leland H. Nolan                                 146,399                             6.68%
90 Prince Street
New York, NY  10012

Marlin Capital Corp. (3)                        126,000                             5.78%
11 S. LaSalle St., Suite 3310
Chicago, IL 60603

All directors and executive officers
as a group (6 persons)                          735,641                            31.85%

-------------------------------

(1) Assumes exercise of all outstanding Directrix options and warrants exercisable within 60 days.

(2) Mr. Faherty's shares do not include 1,657 shares owned by his wife or 1,350 shares owned by his minor children. Mr. Faherty does not have or share voting or investment power over the shares owned by his wife or his minor children and disclaims beneficial ownership of such shares.

(3) The information concerning beneficial ownership of Directrix Common Stock by Marlin Capital Corp. was obtained from Schedule 13D filed with the Commission by such stockholder. Pursuant to the Schedule 13D, the stockholder reported that Marlin Capital Corp. owns 126,000 shares of Directrix Common Stock which includes 57,000 shares of Directrix Common Stock owned by Mark Egan. Mr. Egan is an officer and shareholder of Marlin Capital Corp.

Item 12. Certain Relationships and Related Transactions.

         On July 21, 1998, J. Roger Faherty, Leland H. Nolan and Donald J. McDonald, Jr. (the "Original Lenders") agreed to provide Directrix with a revolving line of credit (the "Credit Facility") of $1.5 million pursuant to a March 15, 1999 Security and Loan Agreement. Messrs. Faherty and McDonald are officers and directors of Directrix. Mr. Nolan is a non-employee director of Directrix. The Credit Facility bears interest, payable monthly in arrears, at a rate of 11% per annum and had an original maturity date of March 15, 2001. On November 1, 1999, the Original Lenders agreed to extend the maturity date of the Credit Facility to March 15, 2004. On February 16, 2000, pursuant to an Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement"), two additional parties (the "New Lenders"), neither of which are employees or directors of Directrix, agreed to provide Directrix with an additional $2.0 million under the Credit Facility. Under the terms of the Amended Loan Agreement, the Credit Facility was increased from $1.5 million to $3.5 million, the maturity date of the Credit Facility was changed from March 15, 2004 to March 15, 2002 and the terms of the Loan Agreement were modified to provide that Directrix was not permitted to draw down on the Credit Facility after March 15, 2001. The Credit Facility is secured by accounts receivable, equipment, intellectual property, certain intangibles and the proceeds from the sale of accounts receivable and equipment.

         In consideration of agreeing to provide the Credit Facility, Directrix granted Messrs. Faherty, Nolan, McDonald and the New Lenders an aggregate of 105,000 Common Stock purchase warrants to purchase Directrix Common Stock (the "Lenders Warrants") of which 45,000 were issued to the officers and directors of Directrix. Each Lenders Warrant entitles the holder thereof to purchase, at any time until the tenth anniversary of the Closing Date, one share of Directrix Common Stock at an exercise price of $.01 per common share. In addition, the Original and New Lenders have the right to (a) request Directrix to register the Directrix Common Stock underlying the Lenders Warrants and (b) include the Directrix Common Stock underlying the Lenders Warrants in certain registration statements filed by Directrix. At March 31, 2000, all of the Lender Warrants have been exercised.

         Directrix believes that the terms of the Credit Facility that pertain to Messrs. Faherty, Nolan and McDonald are no less favorable than those that could be negotiated with an independent third party on an arm's length basis.

         Certain payments made by Spice prior to Closing resulted in a dispute between Playboy and Directrix. As a result, Playboy withheld approximately $0.5 million of severance payments payable to the Chief Executive Officer of Directrix. Pending resolution of the dispute, Directrix loaned approximately $0.6 million to the Chief Executive Officer. The loan was secured by an assignment of the withheld severance payments. In September 1999, Playboy and Directrix settled the dispute, at which time Playboy paid the severance to the Chief Executive Officer, and the Chief Executive Officer repaid the loan to Directrix.

ITEM 13. Exhibits, List and Reports of Form 8-K.

         (a)  Exhibits

Exhibit
No.            Description
--------       -----------
 2.1           Form of Transfer and Redemption Agreement between Directrix, Inc.
               ("Directrix") and Spice Entertainment Companies, Inc. ("Spice").
               Incorporated by reference to Exhibit 2.1 of the Registration
               Statement on Form SB-2, Registration No. 333-664485, effective
               December 1, 1998 (the "Form SB-2").

 3.1 Certificate of Incorporation of Directrix. Incorporated by reference to Exhibit 3.1 of the Form SB-2.

 3.2 By-Laws of Directrix. Incorporated by reference to Exhibit 3.2 of the Form SB-2.

 4.1 Form of certificate representing shares of Directrix Common Stock. Incorporated by reference to Exhibit 4.1 of the Form SB-2.

 4.2 Form of Common Stock Purchase Warrant issued to J. Roger Faherty, Leland H. Nolan and Donald J. McDonald, Jr. for 27,000, 12,000 and 6,000 shares, respectively. Incorporated by reference to
               Exhibit 4.2 of the Form 10-KSB for the year ended December 31, 1998.

 4.3 Registration Rights Agreement between Directrix and J. Roger Faherty, Leland H. Nolan and Donald J. McDonald, Jr. dated as of March 15, 1999. Incorporated by reference to Exhibit 4.3 of the Form 10-KSB for the year ended December 31, 1998.

 4.4 Form of Common Stock Purchase Warrant issued to Marlin Capital Corp. and New Horizons Investment Corp., N.V. for 15,000 and 45,000 shares, respectively. (*)

 4.5 Registration Rights Agreement between Directrix, Marlin Capital Corp. and New Horizons Investment Corp., N.V. dated as of February 16, 2000. (*)

10.2           Form of Explicit Rights Agreement between Directrix and Spice.
               Incorporated by reference to Exhibit 10.2 of the Form SB-2.

10.3           Form of Owned Rights Agreement between Directrix and Spice.
               Incorporated by reference to Exhibit 10.3 of the Form SB-2.

10.4           Form of Non-Competition Agreement between Directrix and Spice.
               Incorporated by reference to Exhibit 10.4 of the Form SB-2.

10.5 Form of Satellite Services Agreement between Directrix and Califa Entertainment Group, Inc. ("Califa"). Incorporated by reference to Exhibit 10.5 of the Form SB-2.

10.6           Form of Non-Competition Agreement between Directrix and Califa.
               Incorporated by reference to Exhibit 10.6 of the Form SB-2.

10.7           Employment Agreement dated March 15, 1999 between Directrix and
               J. Roger Faherty. Incorporated by reference to Exhibit 10.7 of the Form SB-2.

10.8 Employment Agreement dated March 15, 1999 between Directrix and Donald J. McDonald, Jr. Incorporated by reference to Exhibit 10.8 of the Form SB-2.

10.9 Employment Agreement dated March 15, 1999 between Directrix and Richard J. Kirby. Incorporated by reference to Exhibit 10.10 of the Form SB-2.

10.10 1998 Stock Incentive Plan of Directrix. Incorporated by reference to Exhibit 10.11 of the Form SB-2.

10.11          1998 Stock Incentive Plan for Outside Directors of Directrix.
               Incorporated by reference to Exhibit 10.12 of the Form SB-2.

10.12          Commitment Letter Agreement dated July 20, 1998 among Directrix,
               J. Roger Faherty, Leland H. Nolan and Donald J. McDonald, Jr. Incorporated by reference to Exhibit 10.14 of the Form SB-2.

10.13 Loan and Security Agreement dated as of March 15, 1999 between Directrix and J. Roger Faherty, Leland H. Nolan and Donald J. McDonald, Jr. Incorporated by reference to Exhibit 10.14 of the Form 10-KSB for the year ended December 31, 1998.

10.14 Amended and Restated Loan and Security Agreement dated February 16, 2000 between Directrix, J. Roger Faherty, Donald J. McDonald, Jr., Leland H. Nolan, Marlin Capital Corp. and New Horizons Investment Corp., N.V. (*)

10.15          First Amendment to the 1998 Stock Incentive Plan of Directrix.(*)

10.16 First Amendment to the 1998 Stock Incentive Plan for Outside Directors of Directrix. (*)

10.17          Letter Agreement dated June 22,2000 between Directrix and J.
               Roger Faherty.  (*)

10.18          Letter Agreement dated June 22,2000 between Directrix and Richard
               J. Kirby.  (*)

10.19          Letter Agreement dated June 22,2000 between Directrix and Donald
               J. McDonald, Jr.  (*)

27.00          Financial Data Schedule.  (*)

         (*)  Exhibit filed herein.

         (b)  Reports on Form 8-K.

         Directrix  did   not file any  reports  on Form 8-K for the  year ended
March 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, Directrix, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   July 20, 2000


DIRECTRIX, INC.

BY: /s/ J. Roger Faherty
   -------------------------
   J. Roger Faherty
   Chairman and Chief
   Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Directrix, Inc. and in the capacities and on the dates indicated.

/s/ Donald J. McDonald, Jr.        President and Director    Date: July 20, 2000
----------------------------
Donald J. McDonald, Jr.

/s/ Rudy R. Miller                 Director                  Date: July 20, 2000
----------------------------
Rudy R. Miller

/s/ Richard M. Cohen               Director                  Date: July 20, 2000
----------------------------
Richard M. Cohen

/s/ Leland H. Nolan                Director                  Date: July 20, 2000
----------------------------
Leland H. Nolan


PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

/s/ Donald J. McDonald, Jr.        Chief Financial Officer   Date: July 20, 2000
----------------------------       & Principal Accounting
Donald J. McDonald, Jr.            Officer


CC:  NASD

Exhibits, List and Reports of Form 8-K.

Exhibit
No.            Description
--------       -----------
 2.1           Form of Transfer and Redemption Agreement between Directrix, Inc.
               ("Directrix") and Spice Entertainment Companies, Inc. ("Spice").
               Incorporated by reference to Exhibit 2.1 of the Registration
               Statement on Form SB-2, Registration No. 333-664485, effective
               December 1, 1998 (the "Form SB-2").

 3.1 Certificate of Incorporation of Directrix. Incorporated by reference to Exhibit 3.1 of the Form SB-2.

 3.2 By-Laws of Directrix. Incorporated by reference to Exhibit 3.2 of the Form SB-2.

 4.1 Form of certificate representing shares of Directrix Common Stock. Incorporated by reference to Exhibit 4.1 of the Form SB-2.

 4.2 Form of Common Stock Purchase Warrant issued to J. Roger Faherty, Leland H. Nolan and Donald J. McDonald, Jr. for 27,000, 12,000 and 6,000 shares, respectively. Incorporated by reference to
               Exhibit 4.2 of the Form 10-KSB for the year ended December 31, 1998.

 4.3 Registration Rights Agreement between Directrix and J. Roger Faherty, Leland H. Nolan and Donald J. McDonald, Jr. dated as of March 15, 1999. Incorporated by reference to Exhibit 4.3 of the Form 10-KSB for the year ended December 31, 1998.

 4.4 Form of Common Stock Purchase Warrant issued to Marlin Capital Corp. and New Horizons Investment Corp., N.V. for 15,000 and 45,000 shares, respectively. (*)

 4.5 Registration Rights Agreement between Directrix, Marlin Capital Corp. and New Horizons Investment Corp., N.V. dated as of February 16, 2000. (*)

10.2           Form of Explicit Rights Agreement between Directrix and Spice.
               Incorporated by reference to Exhibit 10.2 of the Form SB-2.

10.3           Form of Owned Rights Agreement between Directrix and Spice.
               Incorporated by reference to Exhibit 10.3 of the Form SB-2.

10.4           Form of Non-Competition Agreement between Directrix and Spice.
               Incorporated by reference to Exhibit 10.4 of the Form SB-2.

10.5 Form of Satellite Services Agreement between Directrix and Califa Entertainment Group, Inc. ("Califa"). Incorporated by reference to Exhibit 10.5 of the Form SB-2.

10.6           Form of Non-Competition Agreement between Directrix and Califa.
               Incorporated by reference to Exhibit 10.6 of the Form SB-2.

10.7           Employment Agreement dated March 15, 1999 between Directrix and
               J. Roger Faherty. Incorporated by reference to Exhibit 10.7 of the Form SB-2.

10.8 Employment Agreement dated March 15, 1999 between Directrix and Donald J. McDonald, Jr. Incorporated by reference to Exhibit 10.8 of the Form SB-2.

10.9 Employment Agreement dated March 15, 1999 between Directrix and Richard J. Kirby. Incorporated by reference to Exhibit 10.10 of the Form SB-2.

10.10 1998 Stock Incentive Plan of Directrix. Incorporated by reference to Exhibit 10.11 of the Form SB-2.

10.11          1998 Stock Incentive Plan for Outside Directors of Directrix.
               Incorporated by reference to Exhibit 10.12 of the Form SB-2.

10.12          Commitment Letter Agreement dated July 20, 1998 among Directrix,
               J. Roger Faherty, Leland H. Nolan and Donald J. McDonald, Jr. Incorporated by reference to Exhibit 10.14 of the Form SB-2.

10.13 Loan and Security Agreement dated as of March 15, 1999 between Directrix and J. Roger Faherty, Leland H. Nolan and Donald J. McDonald, Jr. Incorporated by reference to Exhibit 10.14 of the Form 10-KSB for the year ended December 31, 1998.

10.14 Amended and Restated Loan and Security Agreement dated February 16, 2000 between Directrix, J. Roger Faherty, Donald J. McDonald, Jr., Leland H. Nolan, Marlin Capital Corp. and New Horizons Investment Corp., N.V. (*)

10.15          First Amendment to the 1998 Stock Incentive Plan of Directrix.(*)

10.16 First Amendment to the 1998 Stock Incentive Plan for Outside Directors of Directrix. (*)

10.17          Letter Agreement dated June 22,2000 between Directrix and J.
               Roger Faherty.  (*)

10.18          Letter Agreement dated June 22,2000 between Directrix and Richard
               J. Kirby.  (*)

10.19          Letter Agreement dated June 22,2000 between Directrix and Donald
               J. McDonald, Jr.  (*)

27.00          Financial Data Schedule.  (*)

         (*)  Exhibit filed herein.

         (b)  Reports on Form 8-K.

         Directrix  did   not file any  reports  on Form 8-K for the  year ended
March 31, 2000.

                                 DIRECTRIX, INC.
                              FINANCIAL STATEMENTS
                      For the year ended December 31, 1998,
                   transition period ended March 31, 1999 and
                          the year ended March 31, 2000

                                 DIRECTRIX, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                         PAGE

Report of Independent Certified Public Accountants ...................................................................   F-2

Balance Sheet as of March 31, 2000 ...................................................................................   F-3

Statements  of  Operations  for the years ended March 31, 2000 and  December 31, 1998, and the transition period ended
March 31, 1999 .......................................................................................................   F-4

Statement of Stockholders' Equity for the years ended March 31, 2000 and December 31, 1998, and the transition period
ended March 31, 1999 .................................................................................................   F-5

Statements  of Cash Flows for the years ended March 31,  2000 and  December 31, 1998, and the transition period ended
March 31, 1999 .......................................................................................................   F-6

Notes to Financial Statements ........................................................................................   F-7 - F-17

                                      F-1

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors

     Directrix, Inc.

We have audited the accompanying balance sheet of Directrix, Inc. (a Delaware corporation) as of March 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2000 and December 31, 1998 and for the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Directrix, Inc. as of March 31, 2000 and the results of its operations and its cash flows for the years ended March 31, 2000 and December 31, 1998 and for the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred net losses of $6.1 million during the year ended March 31, 2000 and, as of that date, has a working capital deficiency of $1.1 million. The Company's continuing losses and deficiency in working capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP


New York, New York
June 28, 2000


                                 DIRECTRIX, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2000


               ASSETS:
Current assets:
     Cash and cash equivalents .................................................  $   324,000
     Accounts receivable .......................................................      825,000
     Prepaid expenses and other current assets .................................       87,000
                                                                                  ------------
                    Total current assets .......................................    1,236,000
Property and equipment, net ....................................................    5,141,000
Library of movies, net .........................................................    1,122,000
Deferred financing costs .......................................................      562,000
Other assets ...................................................................       93,000
                                                                                  ------------
                    Total assets ...............................................  $ 8,154,000
                                                                                  ============

               LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
    Accounts payable ...........................................................  $ 1,867,000
    Customer deposits ..........................................................      110,000
    Accrued expenses and other current liabilities .............................      322,000
                                                                                  ------------
                    Total current liabilities ..................................    2,299,000

Transponder lease liability ....................................................      464,000
Other liabilities ..............................................................       96,000
Revolving line of credit .......................................................    1,913,000
                                                                                  ------------
                    Total liabilities ..........................................    4,772,000
                                                                                  ------------

Commitments and contingencies

Stockholders' equity
    Common stock, $.01 par value; authorized 25,000,000 shares;
      2,179,785 shares issued and outstanding  .................................       22,000
    Additional paid-in capital .................................................   20,833,000
    Accumulated deficit ........................................................  (17,473,000)
                                                                                  ------------
                    Total stockholders' equity .................................    3,382,000
                                                                                  ------------
                    Total liabilities and stockholders' equity .................  $ 8,154,000
                                                                                  ============


             The accompanying notes are an integral part of these financial statements.



                                DIRECTRIX, INC.
                            STATEMENTS OF OPERATIONS


                                                                     YEAR                 THREE MONTHS                YEAR
                                                                     ENDED                    ENDED                   ENDED
                                                                   MARCH 31,                MARCH 31,              DECEMBER 31,
                                                             ----------------------------------------------------------------------
                                                                     2000                     1999                     1998
                                                                     ----                     ----                     ----

Revenues ................................................        $ 8,796,000             $  1,996,000              $ 9,581,000
                                                             -------------------     ---------------------     --------------------

Operating expenses:
    Salaries, wages and benefits ........................          2,954,000                  794,000                2,688,000
    Library amortization ................................            446,000                   81,000                  350,000
    Satellite costs .....................................          6,525,000                1,602,000                6,579,000
    Selling, general and administrative expenses ........          3,872,000                  919,000                2,199,000
    Depreciation ........................................          1,264,000                  270,000                1,174,000
    Write-down of operation facility ....................                 -                        -                   632,000
                                                             -------------------     ---------------------     --------------------
           Total operating expenses .....................         15,061,000                3,666,000               13,622,000
                                                             -------------------     ---------------------     --------------------

           Loss from operations .........................         (6,265,000)              (1,670,000)              (4,041,000)

Interest expense ........................................           (168,000)                 (24,000)                (139,000)
Gain on sale of marketable securities ...................            369,000
                                                             -------------------     ---------------------     --------------------

           Net loss .....................................        $(6,064,000)            $(1,694,000)              $(4,180,000)
                                                             ===================     =====================     ====================


Net loss per common share  (presented  on  pro forma
  basis for the fiscal year ended December 31, 1998):
      Basic and diluted .................................        $     (2.86)            $     (0.82)              $     (2.01)
                                                             ===================     =====================     ====================

Weighted average number of shares outstanding:

      Basic and diluted .................................          2,123,228               2,074,785                 2,074,785
                                                             ===================     =====================     ====================


                          The accompanying notes are an integral part of these financial statements.

                                      F-4

                                DIRECTRIX, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                   Additional
                                                                       Common       Paid-in         Accumulated
                                                                       Stock        Capital           Deficit            Total
                                                                     ---------   --------------   ----------------   ---------------
Balance at January 1, 1998 .......................................    $    -      $  9,859,000     $  (5,535,000)     $ (4,324,000)

    Net transfers from Spice .....................................         -         3,906,000                -          3,906,000

    Net loss .....................................................         -                -         (4,180,000)       (4,180,000)

                                                                     ---------   ---------------  ----------------   ---------------
Balance at December 31, 1998 .....................................         -        13,765,000        (9,715,000)        4,050,000

    Warrants issued in connection with revolving line of credit ..         -           180,000                -            180,000

    Transfer and redemption adjustments ..........................      21,000       6,416,000                -          6,437,000

    Net loss .....................................................         -                -         (1,694,000)       (1,694,000)

                                                                     ---------   ---------------  ----------------   ---------------
Balance at March 31, 1999 ........................................      21,000      20,361,000       (11,409,000)        8,973,000

    Warrants issued in connection with credit facility ...........         -           472,000                -            472,000

    Warrants exercised in connection with credit facility ........       1,000              -                 -              1,000

    Net loss .....................................................         -                -         (6,064,000)       (6,064,000)

                                                                     ---------   ---------------  ----------------   ---------------
Balance at March 31, 2000 ........................................    $ 22,000    $ 20,833,000     $ (17,473,000)     $  3,382,000
                                                                     =========   ===============  ================   ===============


                           The accompanying notes are an integral part of these financial statements.


                                DIRECTRIX, INC.
                            STATEMENTS OF CASH FLOWS




                                                                                      YEAR          THREE MONTHS          YEAR
                                                                                      ENDED            ENDED              ENDED
                                                                                    MARCH 31,         MARCH 31,        DECEMBER 31,
                                                                                      2000              1999              1998
                                                                                ---------------    ---------------    --------------

Cash flows from operating activities:
    Net loss ..............................................................      $ (6,064,000)      $ (1,694,000)      $ (4,180,000)
                                                                                ---------------    ---------------    --------------
Adjustments to reconcile net loss to net cash used in
operating activities:
    Depreciation of property and equipment .................................        1,264,000            270,000          2,071,000
    Amortization of library of movies ......................................          446,000             81,000            350,000
    Amortization of deferred financing costs ...............................           83,000              7,000                 -
    Gain on sale of marketable securities ..................................         (369,000)                -                  -
    Bad debt expense .......................................................          971,000                 -                  -
    Changes in assets and liabilities:
         (Increase) decrease  in accounts receivable .......................       (1,811,000)            35,000             17,000
         Decrease (increase) in prepaid expenses and other current assets ..          166,000            397,000           (577,000)
         Increase in other assets ..........................................          (27,000)           (15,000)                -
         Increase (decrease) in accounts payable and accrued expenses ......        1,294,000            957,000           (156,000)
         Increase (decrease) in customer deposits ..........................          110,000                 -            (109,000)
         Increase in other liabilities .....................................           96,000                 -                  -
                                                                                ---------------    ---------------    --------------
                   Total adjustments .......................................        2,223,000          1,732,000          1,487,000
                                                                                ---------------    ---------------    --------------
                   Net cash (used in) provided by operating activities .....       (3,841,000)            38,000         (2,693,000)
                                                                                ---------------    ---------------    --------------
Cash flows from investing activities:
    Proceeds from sale of Playboy Stock ....................................        4,844,000                 -                  -
    Purchase of property and equipment .....................................       (3,736,000)          (210,000)          (476,000)
    Purchase of rights to libraries of movies ..............................               -             (75,000)          (380,000)
                                                                                ---------------    ---------------    --------------
                   Net cash provided by (used in) investing activities .....        1,108,000           (285,000)          (856,000)
                                                                                ---------------    ---------------    --------------
Cash flows from financing activities:
    Payment of capital lease obligations ...................................         (307,000)          (265,000)          (466,000)
    Borrowings under revolving line of credit ..............................        1,913,000                 -                  -
    Proceeds from issuance of warrants .....................................            1,000                 -                  -
    Net transfers from Spice ...............................................               -           1,962,000          3,906,000
                                                                                ---------------    ---------------    --------------
                   Net cash provided by financing activities ...............        1,607,000          1,697,000          3,440,000
                                                                                --------------     ---------------    --------------
                   Net (decrease) increase in cash and cash equivalents ....       (1,126,000)         1,450,000                 -
Cash and cash equivalents, beginning of the period .........................        1,450,000                 -                  -
                                                                                ---------------    ---------------    --------------
                   Cash and cash equivalents, end of the period ............     $    324,000       $  1,450,000       $         -
                                                                                ===============    ===============    ==============


Supplemental disclosures of cash flow information:
         Cash paid during the period for:
                   Interest ................................................     $     69,000       $    16,000        $    119,000
                                                                                ===============    ===============    ==============

Supplemental schedule of non-cash investing and financing activities:
         Acquisition of movie rights for reducing EMI accounts receivable ..     $    735,000                -                   -
         Capital lease obligation ..........................................               -        $   190,000                  -
         Marketable securities contributed at spin-off .....................               -          4,475,000                  -
         Issuance of warrants in connection with the credit facility .......          472,000           180,000                  -


                          The accompanying notes are an integral part of these financial statements.


                                 DIRECTRIX, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       BUSINESS AND BASIS OF PRESENTATION

         BUSINESS. Directrix, Inc. ("Directrix"), a Delaware corporation, is a full service provider of digital video asset management services, primarily to the entertainment industry. Directrix provides all of the technical services required to create, support and deliver digital video programming and data services from its advanced digital network facility. Directrix offers a number of services including digital video playback, downlink and uplink, satellite space segments, digital video archiving and trafficking, video Internet streaming, digital ad insertion and digital archiving and distribution for VOD (Video-on-Demand) platforms.

         Formation and Asset Transfer. Spice Entertainment Companies, Inc. ("Spice") formed Directrix in contemplation of the merger ("Merger") of Spice with a wholly-owned subsidiary of Playboy Enterprises, Inc. ("Playboy") and spun off Directrix to the former Spice stockholders. On March 15, 1999 as a condition to the closing ("Closing") of the Merger, Spice and Directrix entered into a Transfer and Redemption Agreement (the "Transfer Agreement") and certain related agreements.

         Pursuant to the terms of the Transfer Agreement, immediately prior to the Merger, Spice contributed certain assets to Directrix, including (a) all of the equipment and facilities relating to Spice's master control and digital playback center (the "Operations Facility"), (b) an option ("EMI Option") to purchase the stock or assets of Emerald Media, Inc. ("EMI"), (c) certain rights to Spice's library of adult films ("Library Rights"), (d) approximately $0.8 million in cash, (e) 173,784 shares of Playboy stock with a market value of approximately $4.5 million, and (f) accounts receivable and other current assets, totaling approximately $1.2 million. Directrix assumed certain liabilities (the "Assumed Liabilities") including (i) the liabilities relating to EMI, (ii) the liabilities relating to the Operations Facility arising after March 15, 1999, and (iii) those liabilities and obligations arising out of the assets being transferred to Directrix. Under the Transfer Agreement, Directrix indemnified Spice for the Assumed Liabilities.

         On March 15, 1999, in connection with the Merger, Spice transferred approximately 2,075,000 shares of Common Stock to the Spice stockholders on the basis of one share of Common Stock in partial exchange for eight shares of Spice Common Stock owned prior to the Merger. Fractional shares were not issued; any fractional share of Common Stock was rounded up to the next whole share.

         BASIS OF PRESENTATION

         Year Ended March 31, 2000. The financial statements for the year ended March 31, 2000, reflect the results of operations, financial position, changes in stockholders' equity and cash flows of Directrix as a separate entity.

         Directrix became a stand-alone entity on March 16, 1999 following the merger of Spice with Playboy. In May, 1999, the Board of Directors approved a change in Directrix's fiscal year to March 31 from December 31. The three-month transition period from January 1, 1999 to March 31, 1999 that preceded the start of the new fiscal year was presented in Form 10-QSB Transition Report filed with the Securities and Exchange Commission in May, 1999.

         Year  Ended  December  31,  1998.  Prior to the March 15, 1999 Closing,
Directrix was a wholly-owned subsidiary of Spice and consequently had no operating history as a stand-alone entity. Accordingly, the financial statements of Directrix prior to Closing were carved out from the financial statements of Spice using the historical results of operations and historical basis of the assets and

                                 DIRECTRIX, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

liabilities of such business. The following paragraphs describe the methodology employed in carving out the Directrix financial statements.

         For the year ended December 31, 1998, the financial statements include the results of operations, financial position, changes in stockholders' equity and cash flows that were directly related to the Operations Facility, the EMI Option and the Library Rights that were contributed to Directrix by Spice as if Directrix were a separate entity prior to Closing. Changes in stockholders' equity include the net losses of Directrix and net transfers from Spice through Closing.

         The financial statements include certain Spice corporate headquarters assets and liabilities relating to the business that Spice transferred to Directrix, including certain Library Rights. The value of the Library Rights that Spice transferred to Directrix were allocated based on the relative value of the rights to distribute the explicit versions of the adult films to the domestic DTH and Internet market to the value of all rights to the adult films held by Spice prior to the contribution of the Library Rights. Management believes this method of allocation is reasonable. The liabilities transferred to Directrix included capital lease obligations and the amounts of debt and related interest expense associated with the liabilities assumed by Directrix pursuant to the Merger Agreement.

         The financial statements include allocations of revenues and expenses relating to the business that Spice transferred to Directrix. Directrix's revenues prior to Closing were generated principally from services provided to two customers, EMI and internally to Spice. These revenues were comprised of revenues from network operations, post-production and technical services. For services provided to EMI and unrelated third party customers, revenues were recorded based on contractual amounts or cash receipts. For services provided to Spice, revenues were recorded based on the cost associated with an applicable service plus an appropriate markup based on a reasonable assessment of a market-based charge. Management believes that the methods used to record revenues were reasonable.

         Prior to Closing, general corporate overhead related to Spice's corporate headquarters and common support divisions were allocated to Directrix based on the ratio of Directrix's direct labor costs and expenses to Spice's direct labor costs and expenses. Management believes that these allocations are reasonable and are not materially different from the costs that Directrix would have incurred for these services if Directrix were a stand-alone entity.

         Transition Period Ended March 31, 1999. The financial statements of Directrix include the results of operations, financial position, changes in stockholders' equity and cash flows of the business that were contributed to Directrix by Spice on March 15, 1999. Accordingly, the financial statements of Directrix prior to Closing have been carved out from the financial statements of Spice using the historical results of operations and historical basis of the assets and liabilities of such business. Directrix's activity during its initial operating period from March 16, 1999 to March 31, 1999 was insignificant.

         The financial information included herein for the year ended December 31, 1998 and the transition period ended March 31, 1999 may not necessarily reflect the results of operations, financial position, changes in stockholders' equity and cash flows of Directrix in the future or what they would have been had Directrix been a separate, stand-alone entity during the periods presented.

                                 DIRECTRIX, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

2.       LIQUIDITY

       Directrix commenced operations as a stand-alone business following its spin-off from Spice on March 16, 1999. Directrix incurred net losses of $4.2 million and $1.7 million for the year ended December 31, 1998 and the transition period ended March 31, 1999, respectively, on the basis of the presentation described above. For the year ended March 31, 2000, Directrix incurred a net loss of $6.1 million. At March 31, 2000, Directrix has a working capital deficiency of $1.1 million. These matters raise substantial doubt about Directrix's ability to continue as a going concern. Directrix's continued existence is dependent upon several factors, including its ability to generate operating cash flow via execution of its long term business plan, and secure additional financing to provide for the immediate deficiency in working capital.

       Directrix's increase in net loss for the year ended March 31, 2000 is primarily attributable to increases in bad debt expense relating to EMI of approximately $1.0 million and a decrease in total revenue of approximately $0.8 million, offset by a gain on the disposal of Playboy stock of approximately $0.4 million. The working capital deficiency was primarily attributable to the relocation of, and investment in equipment for the Operations Facility.

       On September 1, 1999, Directrix relocated its Operations Facility to a new facility located in Northvale, New Jersey. The new fully automated network origination center is designed to be a 24 hours a day by 7 days a week full service provider of all the technical and creative services required to develop, support and deliver network television, video, audio and data services via satellite, fiber and Internet.

       Management believes that the relocation and build-out of the Operations Facility is critical to the realization of Directrix's long-term business plan. Management also believes that since the build-out of the Operations Facility is substantially complete, Directrix now has the capacity to increase revenue by using its technological resources to expand its customer base and develop new business lines without significantly changing its cost structure and, as a result, generate operating cash flow. However, there can be no assurance that management will actually be successful at executing it's long-term business plan or that the successful implementation of the business plan will improve operating results.

         Directrix's service agreements with Playboy and Califa currently expire on March 15, 2001. Directrix is currently in negotiations to extend the terms of these agreements and is seeking to add additional networks and services.

         Directrix has a $3.5 million revolving line of credit, from which $1.9 million has been drawn down as of March 31, 2000 (see Note 10). Management forecasts that Directrix will require additional funding to provide for the deficiency in working capital until Directrix generates operating cash flow. Management believes that it has access to potential sources of capital sufficient enough to meet Directrix's needs over the next twelve months. The potential sources of capital include, but are not limited to: (i) an increase in its line of credit (see "Certain Relationships and Related Transactions," below), (ii) the sale of its option to acquire EMI and/or (iii) a possible private placement of equity securities with individual, institutional and strategic investors. There can be no assurance, however, that management will be successful in its efforts to obtain sufficient capital.

                                 DIRECTRIX, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS. Directrix considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include mutual fund and money market accounts in which the balances were insignificant at March 31, 2000.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses reflected in the financial statements approximate fair value because of the short maturity of these items. The carrying amounts of the transponder lease liability and the revolving line of credit reflected in the financial statements approximate fair value because no major changes have occurred in the applicable interest rates.

         CONCENTRATION OF CREDIT RISK. Financial instruments which subject Directrix to concentrations of credit risk consist primarily of cash and trade accounts receivable. Directrix's cash and cash equivalents are deposited in high credit quality institutions. At March 31, 2000, Directrix's cash balances in one bank exceeded the FDIC limit by approximately $0.2 million.

         At March 31, 2000, Directrix had a net trade receivable with EMI of approximately $0.8 million, which represented 92% of the net trade receivables. Receivables arising from sales to customers are not collateralized and, as a result, management continuously monitors the financial condition of its customers to reduce the risk of loss. (See Note 8.)

         VALUATION OF LONG-LIVED ASSETS. Directrix continually reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Directrix has determined that no provision is necessary for the impairment of long-lived assets at March 31, 2000. In the year ended December 31, 1998, Directrix took a write-down of its operations facility of approximately $0.6 million.

         PROPERTY AND EQUIPMENT. Property and equipment, including major capital improvements, are recorded at cost. The cost of maintenance and repairs is charged against results of operations as incurred. Depreciation is provided for using the straight-line method over the estimated useful lives of the related assets, ranging from five to seven years. Leasehold improvements are amortized over the shorter of their estimated useful life or the related lease term.

         REVENUE RECOGNITION. Revenues from the sale of transponder, playback and other related services are recognized in the period the service is performed. For the period from April 1, 1999 to December 31, 1999, Directrix recorded revenues from EMI based on contractual amounts. Prior to that time, Directrix had been recording revenues from EMI based on cash receipts. During the fourth quarter ended March 31, 2000, due to renewed uncertainty surrounding EMI's ability to pay for all services provided, Directrix resumed recording revenue from EMI based on cash receipts.

                                 DIRECTRIX, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

         LIBRARY OF MOVIES. Directrix capitalizes the acquisition costs for the rights to movie titles purchased or licensed. The acquisition costs are amortized on a straight-line basis over the shorter of the useful life or the license period, ranging from one to five years. Effective April 1, 2000, Directrix changed the estimated life of its library of movies to two years.

         NET LOSS PER SHARE. For the year ended December 31, 1998, Directrix presented net loss per share on a pro forma basis because historical net loss per share would not be meaningful. The pro forma net loss per share for the year ended December 31, 1998 is calculated by giving retroactive effect to the distribution of 2,074,785 shares of Directrix Common Stock to the former Spice shareholders. Net loss per share and pro forma net loss per share for the transition period ended March 31, 1999 and the year ended March 31, 2000 are calculated in acordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Since Directrix reported a net loss for all periods presented, basic and diluted earnings per share exclude dilution and are computed by dividing net loss attributable to common shareholders by the weighted-average common shares outstanding for the period. Options and warrants were excluded from the calculation of earnings per share because their effect would be anti-dilutive. Directrix had 239,140 Common Stock options outstanding as of March 31, 2000. At March 31, 2000 all Common Stock purchase warrants were exercised.

         INCOME TAXES. Prior to March 16, 1999, Directrix was a division of Spice and did not file separate income tax returns. Directrix's results of operations were included in the income tax returns filed by Spice and its subsidiaries. Directrix was not allocated any income tax benefit associated with the net losses incurred through March 15, 1999.

         Directrix uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes, when required, are provided on the basis of the difference between the financial reporting and income tax bases of assets and liabilities at the statutory rates enacted for future periods.

4.       PROPERTY AND EQUIPMENT


                                                                March 31, 2000
                                                                ---------------

Equipment ......................................................   $ 9,412,000
Furniture and fixtures .........................................       303,000
Leasehold improvements .........................................     2,694,000
                                                                ---------------
                                                                    12,409,000

Less accumulated depreciation and amortization .................    (7,268,000)
                                                                ---------------
                                                                   $ 5,141,000
                                                                ===============

5.       STOCK OPTION PLANS

         Directrix has two Stock Incentive Plans covering employees and non-employee directors. The employees' plan authorizes the Compensation Committee (or another Board of Directors committee

                                 DIRECTRIX, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

designated by the Board of Directors) to grant employees non-qualified and incentive stock options, stock appreciation rights, restricted stock, cash bonuses and other types of awards at the discretion of the Compensation Committee. The directors' plan authorizes the Compensation Committee to grant non-employee directors non-qualified stock options and limited stock appreciation rights.

         At March 31, 2000, the plans provide for an aggregate reservation and availability of up to 220,000 shares of Common Stock of Directrix. The Board of Directors recently adopted, subject to shareholder approval, certain amendments to the plans that would increase the aggregate number of shares available for issuance under the plans to 550,000, increase the maximum number of shares issuable to an individual during any one year and increase the aggregate number of shares available under the initial and the annual automatic grants to non-employee directors.

         Directrix has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123,"Accounting for Stock-Based Compensation" ("SFAS No. 123"). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans, which provide for granting of options with exercise prices equal to the fair market value of Common Stock at the date of grant. If Directrix had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, Directrix's net loss and net loss per share would be increased to the pro forma amounts as follows:


                                                                   Year Ended
                                                                 March 31, 2000
                                                                 --------------

Net loss
  As reported .................................................  $   (6,064,000)
  Pro forma ...................................................  $   (6,228,000)
Basic and diluted loss per share
  As reported .................................................  $        (2.86)
  Pro forma ...................................................  $        (2.93)


The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended March 31, 2000: expected volatility of 50 percent; risk-free interest rates of six percent (6%); and expected lives of ten years.

                                 DIRECTRIX, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


The table below summarizes the activity in the plans:

                                                                      Weighted-
                                                                       Average
                                                   Stock Options      Exercise
                                                   Outstanding          Price
                                                  ---------------   ------------

Balance at April 01, 1999 .......................         -           $    -
Granted .........................................    294,394             4.73
Exercised .......................................         -                -
Canceled ........................................    (55,254)            3.94
                                                  ---------------   ------------
Balance at March 31, 2000 .......................    239,140             4.91

Exercisable at March 31, 2000 ...................     49,800             4.77

Weighted-average fair value of options
   granted during the fiscal year
   ended March 31, 2000 .........................                        3.25


At March 31, 2000, there were 149,140 and 90,000 options issued and outstanding under the Employees' Plan and Director's Plan, respectively. Directrix has an additional 310,860 shares remaining for future grants under the plans, consisting of 250,860 and 60,000 shares under the employees' plan and director's plan, respectively.

The following table summarizes information concerning currently outstanding and exercisable stock options at March 31, 2000:

                                           Options Outstanding                            Options Exercisable
                         -------------------------------------------------------    --------------------------------
                                                  Weighted            Weighted                           Weighted
                                                  Average              Average                            Average
      Ranges of              Number              Remaining            Exercise          Number           Exercise
   Exercise Prices         Outstanding        Contractual Life         Price          Exercisable         Price
---------------------    ---------------    --------------------    ------------    ---------------    -------------
$ 3.69 - $6.44              224,140              9.14 years           $ 4.48             49,800          $ 4.77
 11.25                       15,000              10 years              11.25                 -               -


6.       INCOME TAXES

         As described in Note 3, Directrix was a Division of Spice until March 15, 1999 and did not file separate income tax returns. In addition, Directrix was not allocated any income tax benefit associated with the losses that it incurred through March 15, 1999. Directrix also had minimal activity during its

                                 DIRECTRIX, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

initial operating period of March 16, 1999 through March 31, 1999 and therefore did not recognize any income tax benefit or provision.

Significant components of Directrix's net deferred tax assets at March 31, 2000 are as follows:

         Net operating loss ..........................       $1,700,000
         Bad debt ....................................          400,000
         Transponder lease liability .................          360,000
         Property and equipment ......................         (400,000)
         Other .......................................           40,000
                                                       -----------------
                                                              2,100,000
         Less valuation allowance ....................       (2,100,000)
                                                       -----------------
                                                                  -0-
                                                       =================

         At March 31, 2000, Directrix has Federal and State net operating loss carryforwards of approximately $4.0 million that will be available to offset future taxable income, if any through March, 2020. A 100% valuation allowance has been established to reserve for the deferred tax assets since there is no assurance that theire benefit will be realized in the future.


7.       COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT AGREEMENTS. Directrix has employment agreements with its three Executive Officers providing for aggregate annual compensation amounting to approximately $0.8 million plus increases of five percent (5%)per annum. The Chief Executive Officer's agreement is for a six-year term, renewable annually for five years from the agreement date. The other agreements expire on December 31, 2001.

         The agreements for the President and Chief Operating Officer provide for up to 12 months additional salary upon the death or disability of the officers or termination without cause. In addition, the officers are entitled to severance pay, in an amount to be determined, upon termination following a change in control of Directrix.

         The officers of Directrix have agreed to a voluntary salary reduction as described in Note 12.

         LEASES AND SERVICE CONTRACTS. Directrix leases its office space and operating facilities under non-cancelable operating leases, expiring March, 2002 and April, 2009, respectively. Directrix also leases satellite transponders under various lease agreements (as amended), expiring at various times through November, 2004. Aggregate minimum rental commitments under non-cancelable operating leases at March 31, 2000 are as follows:

                                 DIRECTRIX, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


                                                            Satellite
      Years Ending            Office Facilities            Transponder
        March 31,               and Equipment               and Uplink               Total
  --------------------    -------------------------    -------------------    -------------------
    2001                        $   327,000               $  6,444,000            $  6,771,000
    2002                            319,000                  6,436,000               6,755,000
    2003                            253,000                  6,240,000               6,493,000
    2004                            239,000                  6,240,000               6,479,000
    2005                            207,000                  3,785,000               3,992,000
    Thereafter                      795,000                         -                  795,000
                          -------------------------    -------------------    -------------------
  Total                         $ 2,140,000               $ 29,145,000            $ 31,285,000
                          =========================    ===================    ===================

         Rent expense under operating leases amounted to $6,778,000 and $6,658,000 for the years ended March 31, 2000 and December 31, 1998, respectively. Rent expense for the period ended March 31, 1999 amounted to $1,700,000.

         Directrix has the option to extend one of its transponder lease agreements through November, 2007 for approximately $375,000 per month.

         In December, 1999, Directrix entered into an agreement to defer approximately $1.0 million of lease payments that will be repaid in twenty-four equal monthly installments of $40,833 beginning April 1, 2000.

8.       SIGNIFICANT CUSTOMERS

         Directrix derives its revenues from a limited number of customers, some of which are in the adult entertainment industry. Directrix's largest customers are EMI and Spice. Revenues from EMI and Spice amounted to $3.8 million and $5.2 million during the year ended December 31, 1998 representing 40% and 55% of that year's revenues, respectively. For the three months ended March 31, 1999 revenues from EMI and Spice amounted to $0.6 million and $1.2 million representing 28% and 58% of that period's revenues, respectively. Revenues from EMI amounted to $6.7 million during the year ended March 31, 2000 representing 76% of total revenue for the year. For the year ended March 31, 2000, Directrix recorded bad debt expense associated with EMI of approximately $1.0 million.

         At March 31, 2000, accounts receivable includes $755,000 due from EMI, which equals the exercise price of the EMI Option, and represents 92% of all accounts receivable.

         Directrix and EMI are parties to certain service and licensing agreements, as amended, in which Directrix is providing EMI with various technical services including satellite uplink, broadcast and video playback and access to its library of movies.

9.       RETIREMENT PLAN

         Directrix has established a 401(k) retirement savings plan (the "401(k) Plan"), in which all qualified employees, including executive officers, are eligible to participate. The 401(k) Plan provides that each participant may contribute up to 15% of his or her pre-tax salary (up to a statutorily prescribed annual limit) to the 401(k) Plan. Directrix, at the discretion of the Board of Directors, may match

                                 DIRECTRIX, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

employee contributions. For the year ended March 31, 2000, Directrix did not match employee contributions.

10.      REVOLVING LINE OF CREDIT

         Directrix has a revolving line of credit of $3.5 million ("Credit Facility") pursuant to the terms of a March 15, 1999 Security and Loan
Agreement, as amended by the Amended and Restated Loan and Security Agreement (as amended, the "Amended Loan Agreement") dated February 15, 2000. Under the terms of the Amended Loan Agreement, the Credit Facility was increased from $1.5 million to $3.5 million, the maturity date of the Credit Facility was changed from March 15, 2004 to March 15, 2002 and the terms of the Loan Agreement were modified to provide that Directrix was not permitted to draw down on the Credit Facility after March 15, 2001. The providers of the Credit Facility include the Chief Executive Officer, the President, a Director of Directrix, and two unrelated parties (collectively, the "Lenders"). The Credit Facility bears interest at 11% per annum, payable monthly, and matures on March 15, 2002. In consideration of their agreeing to provide the Credit Facility, Directrix granted the Lenders an aggregate of 105,000 Common Stock purchase warrants, exercisable for 10 years at $0.01 per share. The aggregate fair market value of the warrants (determined using the Black-Scholes pricing model) amounts to approximately $0.7 million and is being amortized over the term of the Credit Facility. All of the warrants were exercised as of March 31, 2000.

         The Amended Loan Agreement, among other things, requires Directrix to maintain certain minimum levels of net worth and earnings (as defined in the agreement), commencing with the year ended March 31, 2001 and the quarter ended September 30, 2000, respectively. Substantially all of Directrix's assets have been pledged as collateral for this obligation.

         As  of March 31,  2000,   Directrix has drawn down $1.9  million,  with
$1.6 million unused and available funds remaining under the Credit Facility.

11.      RELATED PARTY TRANSACTIONS

         Certain payments made by Spice prior to Closing resulted in a dispute between Playboy and Directrix. As a result, Playboy withheld approximately $0.5 million of severance payments payable to the Chief Executive Officer of Directrix. Pending resolution of the dispute, Directrix loaned approximately $0.6 million to the Chief Executive Officer. The loan was secured by an assignment of the withheld severance payments. In September 1999, Playboy and Directrix settled the dispute, at which time Playboy paid the severance to the Chief Executive Officer, and the Chief Executive Officer repaid the loan to Directrix.

         As described in Note 10, Directrix has a revolving Credit Facility with five individuals, including two of Directrix's executive officers and a director.

12.      SUBSEQUENT EVENTS

         Executive Compensation. To assist Directrix in achieving its business objectives, Messrs. Faherty, McDonald and Kirby, Directrix's Chief Executive Officer, President and Chief Operating Officer, respectively, voluntarily agreed to a reduction in their annual salaries of $200,000 for Mr. Faherty, $24,750 for Mr. McDonald and $22,584 for Mr. Kirby. The salary reductions took effect on June 24, 2000 and will continue for the remainder of the year ended March 31, 2001. In consideration

                                 DIRECTRIX, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

of Mr. Faherty's agreement to the salary reduction, the Compensation Committee of the Board of Directors re-priced the 50,000 options previously granted to Mr. Faherty to an exercise price of $4.00 per share, the closing price of Directrix's stock on June 22, 2000, and provided for the immediate vesting of the options. The Compensation Committee also granted each of Messrs. McDonald and Kirby 5,000 fully vested options exercisable at $4.00 in consideration of their agreement to the salary reduction.

         EMI Service and License Agreements Extension. Effective April 1, 2000, Directrix and EMI agreed to extend the terms of their existing agreements to December 31, 2002.

         Change  in  Accounting Estimate.   As described  in Note  3,  Directrix
changed the estimated life of its Library of Movies to two years.