Form 10QSB
period 2000-06-30
DIRECTRIX INC
filed 2000-08-16
CIK 1067310

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                    236 West 26th Street, Suite 12W, New York, NY 10001 (Address of principal executive offices)

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

Yes       [X]              No       [  ]

Number of shares outstanding of Registrant's Common Stock as of July 31, 2000 was 2,179,785.

                                                        PART I

ITEM 1:  FINANCIAL STATEMENTS
DIRECTRIX, INC.
CONDENSED BALANCE SHEETS
____________________________________________________________________________________________________________________________________



                                                                                             June 30,                  March 31,
                                                                                               2000                      2000
                                                                                        ------------------        ------------------
                                                                                           (unaudited)               (derived from
                                                                                                                   audited financial
                                                                                                                      statements)

                                     ASSETS:
Current assets:
     Cash and cash equivalents .......................................................       $     15,000              $    324,000
     Accounts receivable .............................................................          1,000,000                   825,000
     Prepaid expenses and other current assets .......................................            121,000                    87,000
                                                                                        ------------------        ------------------
                    Total current assets .............................................          1,136,000                 1,236,000
Property and equipment, net ..........................................................          5,026,000                 5,141,000
Library of movies, net ...............................................................            951,000                 1,122,000
Deferred financing costs .............................................................            477,000                   562,000
Other assets .........................................................................             93,000                    93,000
                                                                                        ------------------        ------------------
                    Total assets .....................................................       $  7,683,000              $  8,154,000
                                                                                        ==================        ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
    Accounts payable .................................................................       $  2,348,000              $  1,867,000
    Customer deposits ................................................................            110,000                   110,000
    Accrued expenses and other current liabilities ...................................            302,000                   322,000
                                                                                        ------------------        ------------------
                    Total current liabilities ........................................          2,760,000                 2,299,000

Transponder lease liability ..........................................................            464,000                   464,000
Other liabilities ....................................................................             89,000                    96,000
Revolving line of credit .............................................................          3,068,000                 1,913,000
                                                                                        ------------------        ------------------
                    Total liabilities ................................................          6,381,000                 4,772,000
                                                                                        ------------------        ------------------

Commitments and contingencies

Stockholders' equity

    Common stock, $.01 par value; authorized 25,000,000 shares; 2,179,785 shares
      issued and outstanding at June 30, 2000 and March 31, 2000, respectively .......             22,000                    22,000
    Additional paid-in capital .......................................................         20,818,000                20,833,000
    Accumulated deficit ..............................................................        (19,538,000)              (17,473,000)
                                                                                        ------------------        ------------------
                    Total stockholders' equity .......................................          1,302,000                 3,382,000
                                                                                        ------------------        ------------------
                    Total liabilities and stockholders' equity .......................       $  7,683,000              $  8,154,000
                                                                                        ==================        ==================


                                The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC.
CONDENSED STATEMENTS OF OPERATIONS (unaudited)
____________________________________________________________________________________________________________________________________



                                                                                                 Three Months Ended June 30,
                                                                                               2000                      1999
                                                                                        ------------------        ------------------

Revenues .............................................................................       $  1,641,000              $  2,415,000
                                                                                        ------------------        ------------------

Operating expenses:
    Salaries, wages and benefits .....................................................            809,000                   683,000
    Library amortization .............................................................            170,000                    94,000
    Satellite costs ..................................................................          1,673,000                 1,573,000
    Selling, general and administrative expenses .....................................            561,000                 1,068,000
    Depreciation .....................................................................            348,000                   270,000
                                                                                        ------------------        ------------------
           Total operating expenses ..................................................          3,561,000                 3,688,000
                                                                                        ------------------        ------------------

           Loss from operations ......................................................         (1,920,000)               (1,273,000)

Interest expense .....................................................................           (145,000)                  (35,000)
Gain on sale of marketable securities ................................................                --                    488,000
                                                                                        ------------------        ------------------

           Net loss ..................................................................       $ (2,065,000)               $ (820,000)
                                                                                        ==================        ==================


Net loss per common share
      Basic and diluted ..............................................................       $      (0.95)               $    (0.39)
                                                                                        ==================        ==================

Weighted average number of shares outstanding:
      Basic and Diluted (note 7) .....................................................          2,179,785                 2,081,092
                                                                                        ==================        ==================


                                The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2000
____________________________________________________________________________________________________________________________________



                                                                                    Additional
                                                                      Common          Paid-in         Accumulated
                                                                       Stock          Capital            Deficit          Total
                                                                   -----------   ---------------   ----------------   --------------
Balance at March 31, 2000 ......................................    $  22,000     $  20,833,000     $  (17,473,000)    $  3,382,000

    Adjustment to value of warrants issued in connection with
      credit facility ..........................................           --           (15,000)                --          (15,000)

    Net loss ...................................................           --                --         (2,065,000)      (2,065,000)

                                                                   -----------   ---------------   ----------------   --------------
Balance at June 30, 2000 .......................................    $  22,000     $  20,818,000     $  (19,538,000)    $  1,302,000
                                                                   ===========   ===============   ================   ==============


                                The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
____________________________________________________________________________________________________________________________________



                                                                                          Three months ended June 30,
                                                                                            2000               1999
                                                                                            ----               ----
Cash flows from operating activities:
    Net loss .....................................................................    $  (2,065,000)       $  (820,000)
                                                                                     ---------------      -------------
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation of property and equipment .......................................          348,000            270,000
    Amortization of library of movies ............................................          170,000             94,000
    Amortization of deferred financing costs .....................................           70,000             23,000
    Gain on sale of marketable securities ........................................               --           (488,000)
    Bad debt expense .............................................................               --            200,000
    Consulting expense satisfied through the issuance of warrants ................               --            175,000
    Changes in assets and liabilities:
         Increase in accounts receivable .........................................         (175,000)          (502,000)
         Increase in officer loans ...............................................               --           (670,000)
         Increase in prepaid expenses and other current assets ...................          (34,000)          (240,000)
         Increase in other assets ................................................               --            (26,000)
         Increase in accounts payable and accrued expenses .......................          462,000            274,000
         Increase in customer deposits ...........................................               --             67,000
         Decrease in other liabilities ...........................................           (7,000)                --
                                                                                     ---------------      -------------
                   Total adjustments .............................................          834,000           (823,000)
                                                                                     ---------------      -------------
                   Net cash used in operating activities .........................       (1,231,000)        (1,643,000)
                                                                                     ---------------      -------------
Cash flows from investing activities:
         Proceeds from sale of Playboy Stock .....................................               --          2,388,000
         Purchase of property and equipment ......................................         (233,000)          (782,000)
                                                                                     ---------------      -------------
                   Net cash (used in) provided by investing activities ...........         (233,000)         1,606,000
                                                                                     ---------------      -------------
Cash flows from financing activities:
         Payment of capital lease obligations ....................................               --            (99,000)
         Borrowings under revolving line of credit ...............................        1,155,000                 --
                                                                                     ---------------      -------------
                   Net cash provided by (used in) financing activities ...........        1,155,000            (99,000)
                                                                                     ---------------      -------------
                   Net decrease in cash and cash equivalents .....................         (309,000)          (136,000)
Cash and cash equivalents, beginning of the period ...............................          324,000          1,450,000
                                                                                     ---------------      -------------
                   Cash and cash equivalents, end of the period ..................    $      15,000        $ 1,314,000
                                                                                     ===============      =============


Supplemental disclosures of cash flow  information:

         Cash paid during the period for:
                   Interest ......................................................    $      56,000        $    12,000
                                                                                     ===============      =============

Supplemental schedule of non-cash investing and financing activities:
         Adjust value of warrants in connection with the credit facility .........    $     (15,000)       $        --

                         The accompanying notes are an integral part of these financial statements.

DIRECTRIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 (unaudited)
________________________________________________________________________________

1. In the opinion of Directrix, Inc. ("Directrix"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and the results of operations and cash flows for the three months ended June 30, 2000.

2. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in Directrix's Annual Report on Form 10-KSB for the year ended March 31, 2000.

4. Directrix, a Delaware corporation, is a full service provider of digital video asset management services, primarily to the entertainment industry. Directrix provides all of the technical services required to create, support and deliver digital video programming and data services from its advanced digital network facility. Directrix offers a number of services including digital video playback, downlink and uplink, satellite space segments, digital video archiving and trafficking, video Internet streaming, digital ad insertion and digital archiving and distribution for VOD (Video-on-Demand) platforms.

         Spice Entertainment Companies, Inc. ("Spice") formed Directrix in 1998 in contemplation of Spice's acquisition by Playboy Enterprises, Inc. ("Playboy"). On the March 15, 1999 closing of the Playboy transaction, Spice transferred its network services division to Directrix including Spice's master control and digital playback facility ("Operations Facility"), service agreements to provide network creation, playback and other technical services to Emerald Media, Inc. ("EMI") and others, an option (the "EMI Option") to acquire the network business or stock of EMI, certain rights in Spice's library of adult films, approximately $0.8 million in cash, certain prepaid assets and accounts receivable. Spice also transferred 173,784 shares of Playboy Class B Common Stock to Directrix that it had acquired as part of the Playboy transaction. Directrix also assumed certain liabilities related to the transferred assets. Spice then spun off Directrix to its former stockholders, distributing the Directrix stock as part of the merger consideration.

5. Directrix  commenced  operations  as  a stand-alone  business  following  its spin-off from Spice on March 16, 1999. Directrix incurred net losses of $2.1 million for the three months ended June 30, 2000 and $6.1 million for the year ended March 31, 2000. At June 30, 2000, Directrix had a working capital deficiency of $1.7 million. These matters raise substantial doubt about Directrix's ability to continue as a going concern. Directrix's continued existence is dependant upon several factors, including its ability to generate operating cash flow via execution of its long-term business plan, and secure additional financing to provide for the immediate deficiency in working capital.

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

         Management believes that the relocation and buildout of the Operations Facility is critical to the realization of Directrix's long-term business plan. Management also believes that since the buildout of the Operations Facility is substantially complete, Directrix now has the capacity to increase revenue by using its technological resources to expand its customer base and develop new business lines without significantly changing its cost structure and, as a result, generate operating cash flow. However, there can be no assurance that management will actually be successful at executing its long-term business plan or that the successful implementation of the business plan will improve operating results.

          Directrix has a $3.5 million revolving line of credit, from which approximately $3.1 million has been drawn down as of June 30, 2000. Management forecasts that Directrix will require additional funding to provide for the deficiency in working capital until Directrix generates operating cash flow.
Management believes that it has access to potential sources of capital sufficient enough to meet Directrix's needs over the next twelve months. The potential sources of capital include, but are not limited to: (i) an increase in its line of credit, (ii) the sale of its option to acquire EMI and/or (iii) a possible private placement of equity securities with individual, institutional and strategic investors. There can be no assurance, however, that management will be successful in its efforts to obtain sufficient capital.

DIRECTRIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 (unaudited) CONTINUED
_______________________________________________________________________________

6. During the three months ended June 30, 1999, Directrix sold 73,784 shares of Playboy stock contributed by Spice at Closing for net cash proceeds of approximately $2.4 million, resulting in a gain of approximately $0.5 million.

7. Net loss per share for the three months ended June 30, 1999 and June 30, 2000 are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Since Directrix reported a net loss for all periods presented, basic and diluted earnings per share exclude dilution and are computed by dividing net loss attributable to common shareholders by the weighted-average common shares outstanding for the period. Options and warrants were excluded from the calculation of earnings per share because their effect would be anti-dilutive. Directrix had 287,973 Common Stock options outstanding as of June 30, 2000. At June 30, 2000 all Common Stock purchase warrants were exercised.

8. Directrix capitalizes the acquisition costs for the rights to movie titles purchased or licensed. The acquisition costs are amortized on a straight-line basis over the shorter of the useful life or the license period, ranging from one to five years. Effective April 1, 2000, Directrix changed the estimated life of its library of movies to two years.

9. To assist Directrix in achieving its business objectives, Messrs. Faherty, McDonald and Kirby, Directrix's Chief Executive Officer, President and Chief Operating Officer, respectively, voluntarily agreed to a reduction in their annual salaries of $200,000 for Mr. Faherty, $24,750 for Mr. McDonald and $22,584 for Mr. Kirby. The salary reductions took effect on June 24, 2000 and will continue for the remainder of the year ended March 31, 2001. In consideration of their agreements to the salary reduction, the Compensation Committee of the Board of Directors granted each of Messrs. McDonald and Kirby 5,000 fully vested options to acquire shares of the Common Stock of Directrix exercisable at $4.00 per share, the closing price of Directrix's stock on June 22, 2000. In consideration of Mr. Faherty's agreement to the salary reduction, after considering several alternatives, the Compensation Committee has decided to grant Mr. Faherty additional options, the amount of which has not yet been determined.

         On May 1, 2000, pursuant to employment agreements, Directrix granted employees an aggregate of 40,000 options to acquire shares of the Common Stock of Directrix exercisable at $5.75 per share, the fair market value of the Common Stock on the date of grant.

         In accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock incentive plans, Directrix did not recognize compensation expense in connection with the above mentioned grants because the exercise price was equal to the market value of the stock on the grant date.

         In May 2000, Directrix entered into a four-month agreement with one of its non-employee directors to provide various consulting services to Directrix. In consideration for providing these services, Directrix agreed to pay an aggregate of $20,000 over the term of the agreement.

10. Effective April 1, 2000, Directrix and EMI agreed to extend the terms of their existing service and license Agreements to December 31, 2002. Directrix's service agreements with Playboy and Califa currently expire on March 15, 2001. Directrix is currently in negotiations to extend the term of these agreements and is seeking to add additional networks and services. However, there is no assurance that Directrix will be able to extend the terms of these agreements.

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

Overview

         Directrix is a Delaware corporation formed by Spice in contemplation of Spice's acquisition by Playboy. On March 15, 1999, prior to the Closing, Spice contributed to Directrix, among other things, all of the assets and liabilities associated with the Operations Facility, the EMI Option and the rights to distribute the explicit version of Spice's adult films in the c-band direct-to -home ("DTH") market and over the Internet. Spice also contributed approximately $0.8 million in cash, accounts receivable and other current assets totaling approximately $1.2 million and 173,784 shares of Playboy stock valued at approximately $4.5 million, which were purchased by Spice prior to the Closing.

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

         For the period from April 1, 1999 to December 31, 1999, Directrix recorded revenues from EMI based on contractual amounts. Prior to that time, Directrix had been recording revenues from EMI based on cash receipts. During the fourth quarter ended March 31, 2000, due to renewed uncertainty surrounding EMI's ability to pay for all services provided, Directrix resumed recording revenues from EMI based on cash receipts. For the three months ended June 30, 1999, Directrix recorded bad debt expense associated with EMI of approximately $0.2 million.

         Directrix's service agreements with Playboy and Califa currently expire on March 15, 2001. Directrix is currently in negotiations to extend the term of these agreements and is seeking to add additional networks and services.

Results of Operations

         Net Loss. Directrix reported a net loss of $2.1 million for the three months ended June 30, 2000, as compared to a net loss of $0.8 million for the corresponding period in 1999. The increase in net loss was primarily attributable to a decrease in revenue from EMI of $0.8 million. Also contributing to the increase in net loss was the inclusion of a gain on the sale of Playboy stock of approximately $0.5 million in the net loss for the three months ended June 30, 1999. Increases in salary expense, library amortization, satellite expense, depreciation expense and interest expense of approximately $0.1 million each were offset by a decrease in selling, general and administrative expenses of approximately $0.5 million.

         Revenues. Total revenue for the three months ended June 30, 2000 decreased by $0.8 million as compared to the same period in 1999. The decrease in revenue was primarily attributable to a decrease in revenue associated with the recording of EMI revenue based on cash receipts for the three months ended June 30, 2000 as compared to recording EMI revenue based on contractual amounts for the three months ended June 30, 1999. Total revenue from Directrix's other customers increased by approximately ten percent (10%) for the three months ended June 30, 2000 as compared to the corresponding period in 1999.

DIRECTRIX, INC.
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
_______________________________________________________________________________

         Salaries, Wages and Benefits. Salaries, wages and benefits for the three months ended June 30, 2000 increased by $0.1 million as compared to the same period in 1999. The increase in salaries, wages and benefits was attributable to the addition of two senior sales and marketing executives during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

         Library Amortization. Library amortization for the three months ended June 30, 2000 increased by approximately $0.1 million as compared to the corresponding period in 1999. The increase was attributable to the additional amortization from the acquisition of EMI's library of movies acquired on September 30, 1999 and Directrix's change of the estimated life of its library of movies to two years effective April 1, 2000.

         Satellite Costs. Satellite costs for the three months ended June 30, 2000 increased by $0.1 million as compared to the corresponding period in 2000. The increase was primarily attributable to the replacement of a pre-emptible transponder lease with a non-preemptible transponder lease during November, 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2000 decreased by approximately $0.5 million as compared to the corresponding period in 1999. The decrease was primarily attributable to a decrease in provision for bad debt expense relating to EMI of $0.2 million and the inclusion of approximately $0.2 million of expense associated with the issuance of stock options to non-employee directors recorded in the three months ended June 30, 1999.

         Depreciation of Fixed Assets. Depreciation of fixed assets for the three months ended June 30, 2000 increased by approximately $0.1 million as compared to the same period in 1999. The increase was primarily attributable to fixed assets associated with the relocation and buildout of the Operations Facility at Northvale, New Jersey.

         Interest Expense. Interest expense for the three months ended June 30, 2000 increased by approximately $0.1 million as compared to the same period in 1999. The increase was attributable to interest on the amounts drawn down from Directrix's revolving line of credit and the amortization of additional Common Stock purchase warrants issued in February 2000 in connection with the revolving line of credit.

Liquidity and Capital Resources

1. On March 31, 2000 and June 30, 2000, Directrix had working capital deficiency of approximately $1.1 million and $1.7 million, respectively. The decline in working capital during the three months ended June 30, 2000 was primarily attributable to purchases of property and equipment associated with the buildout of the Operations Facility at Northvale, New Jersey of $0.2 million and a $2.0 million operating loss. Directrix projects to spend an additional $0.3 million on the renovation and buildout of the Operations Facility at Northvale.

         Directrix has a revolving line of credit of $3.5 million ("Credit Facility") pursuant to the terms of a March 15, 1999 Security and Loan
Agreement, as amended by the Amended and Restated Loan and Security Agreement (as amended, the "Amended Loan Agreement") dated February 15, 2000. Under the terms of the Amended Loan Agreement, the Credit Facility was increased from $1.5 million to $3.5 million, the maturity date of the Credit Facility was changed from March 15, 2004 to March 15, 2002 and the terms of the Loan Agreement were modified to provide that Directrix was not permitted to draw down on the Credit Facility after March 15, 2001. The providers of the Credit Facility include the Chairman of the Board and Chief Executive Officer, the President and a Director of Directrix, as well as two unrelated parties (collectively, the "Lenders"). The Credit Facility bears interest at 11% per annum, payable monthly, and matures on March 15, 2002. In consideration of their agreeing to provide the Credit Facility, Directrix granted the Lenders an aggregate of 105,000 Common Stock purchase warrants, exercisable for 10 years at $0.01 per share. The aggregate fair market value of the warrants (determined using the Black-Scholes pricing model) amounts to approximately $0.7 million and is being amortized over the term of the Credit Facility. All of the warrants were exercised as of June 30, 2000.

         As of June 30, 2000, Directrix has drawn down approximately $3.1 million from the Credit Facility, with approximately $0.4 million unused and available funds remaining under the Credit Facility. Directrix is in final negotiations to increase the funds available under the Credit Facility from $3.5 million to $4.5 million and expects to execute definitive agreements during the calendar third quarter of 2000.

DIRECTRIX, INC.
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
_______________________________________________________________________________

         As  previously   mentioned,   Directrix   commenced   operations  as  a
stand-alone business following its spin-off from Spice on March 16, 1999. Directrix incurred net losses of $2.1 million for the three months ended June 30, 2000 and $6.1 million for the year ended March 31, 2000. At June 30, 2000, Directrix had a working capital deficiency of $1.7 million. These matters raise substantial doubt about Directrix's ability to continue as a going concern. Directrix's continued existence is dependant upon several factors, including its ability to generate operating cash flow via execution of its long term business plan, and secure additional financing to provide for the immediate deficiency in working capital.

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

         Management forecasts that Directrix will require additional funding to provide for the deficiency in working capital until Directrix generates operating cash flow. Management believes that it has access to potential sources of capital sufficient enough to meet Directrix's needs over the next twelve months. The potential sources of capital include, but are not limited to: (i) an increase in its line of credit, (ii) the sale of its option to acquire EMI and/or (iii) a possible private placement of equity securities with individual, institutional and strategic investors. There can be no assurance, however, that management will be successful in its efforts to obtain sufficient capital, execute its long-term business plan, or that the successful implementation of the business plan will improve operating results.

2. During the three months ended June 30, 1999, Directrix sold 73,784 shares of Playboy stock contributed by Spice at Closing for net cash proceeds aggregating approximately $2.4 million, resulting in a gain of approximately $0.5 million.

3. Certain payments made by Spice prior to Closing resulted in a dispute between Playboy and Directrix. As a result, Playboy withheld approximately $0.5 million of severance payments payable to the Chief Executive Officer of Directrix. Pending resolution of the dispute, Directrix loaned approximately $0.6 million to the Chief Executive Officer. The loan was secured by an assignment of the withheld severance payments. In September 1999, Playboy and Directrix settled the dispute, at which time Playboy paid the severance to the Chief Executive Officer, and the Chief Executive Officer repaid the loan to Directrix.

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

                                    DIRECTRIX, INC.


Dated:  August 16, 2000

                                    By: /s/ Donald J. McDonald, Jr.
                                        ---------------------------------------
                                        Donald J. McDonald, Jr.
                                        President, Director, Chief Financial
                                        Officer and Principal Accounting Officer