Form 10QSB
period 2000-09-30
DIRECTRIX INC
filed 2000-11-20
CIK 1067310

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes       [X]              No       [  ]

Number of shares outstanding of Registrant's Common Stock as of October 31, 2000 was 2,239,785.

                                             PART I

ITEM 1:  FINANCIAL STATEMENTS
DIRECTRIX, INC.
CONSOLIDATED BALANCE SHEETS
____________________________________________________________________________________________________________________________________



                                                                                        Sept 30,              March 31,
                                                                                          2000                  2000
                                                                                   ----------------------------------------
                                                                                       (unaudited)          (derived from
                                                                                                          audited financial
                                                                                                             statements)

                                     ASSETS:
Current assets:
     Cash and cash equivalents ..................................................     $     3,000              $   324,000
     Accounts receivable, net ...................................................         887,000                  825,000
     Prepaid expenses and other current assets ..................................          95,000                   87,000
                                                                                   ---------------         ----------------
                    Total current assets ........................................         985,000                1,236,000
Property and equipment, net .....................................................       4,707,000                5,141,000
Library of movies, net ..........................................................         789,000                1,122,000
Deferred financing costs ........................................................         408,000                  562,000
Other assets ....................................................................          42,000                   93,000
                                                                                   ---------------         ----------------
                    Total assets ................................................     $ 6,931,000              $ 8,154,000
                                                                                   ===============         ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
    Accounts payable ............................................................     $ 3,891,000              $ 1,867,000
    Customer deposits ...........................................................         171,000                  110,000
    Accrued expenses and other current liabilities ..............................         389,000                  322,000
                                                                                   ---------------         ----------------
                    Total current liabilities ...................................       4,451,000                2,299,000

Transponder lease liability .....................................................         464,000                  464,000
Other liabilities ...............................................................          83,000                   96,000
Revolving line of credit ........................................................       3,517,000                1,913,000
                                                                                   ---------------         ----------------
                    Total liabilities ...........................................       8,515,000                4,772,000
                                                                                   ---------------         ----------------

Commitments and contingencies

Stockholders' equity

    Common stock, $.01 par value; authorized 25,000,000 shares; 2,179,785 shares issued
     and outstanding at September 30, 2000 and March 31, 2000, respectively .....          22,000                   22,000
    Additional paid-in capital ..................................................      20,818,000               20,833,000
    Accumulated deficit .........................................................     (22,424,000)             (17,473,000)
                                                                                   ---------------         ----------------
                    Total stockholders' equity ..................................      (1,584,000)               3,382,000
                                                                                   ---------------         ----------------
                    Total liabilities and stockholders' equity ..................     $ 6,931,000              $ 8,154,000
                                                                                   ===============         ================


                             The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC.
CONSOLIDATED STATEMENTS of OPERATIONS (unaudited)
____________________________________________________________________________________________________________________________________



                                                                 THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                    SEPTEMBER 30,                            SEPTEMBER 30,
                                                              2000                1999                 2000                1999
                                                      -------------------------------------    -------------------------------------

Revenues ............................................   $   1,169,000       $   2,421,000        $   2,810,000       $   4,836,000
                                                      -----------------   -----------------    -----------------   -----------------

Operating expenses:
    Salaries, wages and benefits ....................         827,000             764,000            1,636,000           1,447,000
    Library amortization ............................         162,000              90,000              333,000             184,000
    Satellite costs .................................       1,690,000           1,642,000            3,363,000           3,214,000
    Broadband expenses ..............................         112,000                  --              112,000                  --
    Selling, general and administrative expenses ....         707,000           1,026,000            1,268,000           2,094,000
    Depreciation ....................................         351,000             327,000              699,000             597,000
                                                      -----------------   -----------------    -----------------   -----------------
           Total operating expenses .................       3,849,000           3,849,000            7,411,000           7,536,000
                                                      -----------------   -----------------    -----------------   -----------------

           Loss from operations .....................      (2,680,000)         (1,428,000)          (4,601,000)         (2,700,000)

Interest expense ....................................        (205,000)            (33,000)            (350,000)            (68,000)
Gain on sale of marketable securities ...............              --                  --                   --             488,000
                                                      -----------------   -----------------    -----------------   -----------------

           Net loss .................................   $  (2,885,000)      $  (1,461,000)       $  (4,951,000)      $  (2,280,000)
                                                      =================   =================    =================   =================


Net loss per common share
      Basic and Diluted .............................   $       (1.32)      $       (0.69)       $       (2.27)      $       (1.08)
                                                      =================   =================    =================   =================

Weighted average number of shares outstanding:
      Basic and Diluted (Note 7) ....................       2,179,785           2,119,785            2,179,785           2,111,916
                                                      =================   =================    =================   =================


                             The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC.
CONSOLIDATED STATEMENT of STOCKHOLDERS' EQUITY (unaudited)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000
____________________________________________________________________________________________________________________________________



                                                                                     Additional
                                                                       Common         Paid-in         Accumulated
                                                                        Stock         Capital           Deficit           Total
                                                                    ------------  ----------------  ----------------  --------------
Balance at March 31, 2000 ........................................    $ 22,000      $ 20,833,000     $ (17,473,000)    $ 3,382,000)

    Adjustment to value of warrants issued in connection with
       credit facility ...........................................          --           (15,000)               --         (15,000)

    Net loss .....................................................          --                --        (4,951,000)     (4,951,000)

                                                                    ------------  ----------------  ----------------  --------------
Balance at September 30, 2000 ....................................    $ 22,000      $ 20,818,000     $ (22,424,000)    $ (1,584,000)
                                                                    ============  ================  ================  ==============


                             The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
____________________________________________________________________________________________________________________________________



                                                                                           Six months ended September 30,
                                                                                            2000                   1999
                                                                                            ----                   ----
Cash flows from operating activities:
    Net loss ......................................................................    $   (4,951,000)        $   (2,280,000)
                                                                                     -------------------    -------------------
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation of property and equipment ........................................           699,000                597,000
    Amortization of library of movies .............................................           333,000                184,000
    Amortization of deferred financing costs ......................................           139,000                 45,000
    Gain on sale of marketable securities .........................................                --               (488,000)
    Bad debt expense ..............................................................           200,000                581,000
    Changes in assets and liabilities:
         Increase in accounts receivable ..........................................          (262,000)            (1,488,000)
         Increase in prepaid expenses and other current assets ....................            (8,000)              (104,000)
         Decrease (increase) in other assets ......................................            51,000                (27,000)
         Increase in accounts payable and accrued expenses ........................         2,091,000              1,381,000
         Increase in customer deposits ............................................            61,000                     --
         Decrease in other liabilities ............................................           (13,000)                    --
                                                                                     -------------------    -------------------
                   Total adjustments ..............................................         3,291,000                681,000
                                                                                     -------------------    -------------------
                   Net cash used in operating activities ..........................        (1,660,000)            (1,599,000)
                                                                                     -------------------    -------------------
Cash flows from investing activities:
         Proceeds from sale of Playboy Stock ......................................                --              2,388,000
         Purchase of property and equipment .......................................          (265,000)            (2,611,000)
                                                                                     -------------------    -------------------
                   Net cash (used in) provided by investing activities ............          (265,000)              (223,000)
                                                                                     -------------------    -------------------
Cash flows from financing activities:
         Repayment of long-term debt and capital lease obligations ................                --               (202,000)
         Borrowings under revolving line of credit ................................         1,604,000                     --
         Borrowings from margin account ...........................................                --                700,000
                                                                                     -------------------    -------------------
                   Net cash provided by financing activities ......................         1,604,000                498,000
                                                                                     -------------------    -------------------
                   Net decrease in cash and cash equivalents ......................          (321,000)            (1,324,000)
Cash and cash equivalents, beginning of the period ................................           324,000              1,450,000
                                                                                     -------------------    -------------------
                   Cash and cash equivalents, end of the period ...................    $        3,000         $      126,000
                                                                                     ===================    ===================


Supplemental disclosures of cash flow  information:
         Cash paid during the period for:
                   Interest .......................................................    $      145,000         $       21,000
                                                                                     ===================    ===================

Supplemental schedule of non-cash investing and financing activities:
         Adjustment to value of warrants issued in connection with the
         revolving line of credit .................................................    $      (15,000)        $           --

                             The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 (unaudited)
________________________________________________________________________________

1. In the opinion of Directrix, Inc. ("Directrix"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations and cash flows for the six and three months ended September 30, 2000.

2. The results of operations for the six and three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

5. Directrix commenced operations as a stand-alone business following its spin-off from Spice on March 16, 1999. Directrix incurred net losses of approximately $5.0 million and $2.9 million for the six and three months ended September 30, 2000, respectively. Directrix also incurred a net loss of $6.1 million for the year ended March 31, 2000. At September 30, 2000, Directrix had a working capital deficiency of $3.5 million. These matters raise substantial doubt about Directrix's ability to continue as a going concern. Directrix's continued existence is dependant upon several factors, including its ability to generate operating cash flow via execution of its long-term business plan, and secure additional financing to provide for the immediate deficiency in working capital.

         On September 1, 1999, Directrix relocated its Operations Facility to a new facility in Northvale, New Jersey. The new fully automated network origination and digital video asset management center is designed to be a 24 hours a day by 7 days a week full service provider of all the technical and creative services required to develop, support and deliver network television, video, audio and data services via satellite, fiber and Internet.

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

         Directrix has a $3.5 million revolving line of credit (the "Credit Facility") and has drawn down the entire line of credit as of September 30, 2000. On October 16, 2000, Directrix and the providers of the Credit Facility (the "Lenders") agreed to modify the terms of the Credit Facility (the "Amendment"). The Amendment provides for an increase in the Credit Facility from $3.5 million to $4.5 million, and a modification of the financial covenants. In consideration of their agreeing to provide the additional Credit Facility and the modification of the covenants, Directrix granted the Lenders an aggregate of 60,000 Common Stock purchase warrants, exercisable for ten years at $0.01 per share.

         Directrix leases four satellite transponders under various lease agreements (as amended), with monthly transponder leases payments aggregating $520,000. The lease agreements expire at various times through November, 2004. In December, 1999, Directrix entered into an agreement to defer approximately $1.0 million of lease payments to be paid in twenty-four equal monthly installments of $40,833 beginning April 1, 2000 of which $0.5 million is classified as non-current. At September 30, 2000, Directrix had a current transponder lease liability of $2.9 million, which included $2.2 million of past due amounts from June 1, 2000 to September 30, 2000.

         Directrix is in final negotiations with its transponder provider to amend its existing lease agreements, which would substantially reduce its monthly transponder costs. Under terms of the proposed amendment, the expiration date of all of the agreements would be extended to October 31, 2005, the number of leased transponders would be reduced from four to three and would have a lower level of protection in the first year if a transponder fails. Once amended, Directrix monthly transponder costs would be reduced from $520,000 to $240,000 for the twelve months ending October 31, 2001, $300,000 for the next twelve months and $345,000 for the final thirty-six months ending October 31, 2005. The proposed amendment would also provide for the combined indebtness of approximately $4.0 million outstanding as of October 31, 2000 to be rolled into an 11% interest bearing note maturing October 31, 2004. Repayment of the note would be based on an amortization schedule that provides for amortization payments of $100,000 a quarter beginning in July, 2001, $250,000 a quarter beginning in July, 2002 and a final balloon payment of approximately $1,350,000 at maturity. If Directrix completes an equity offering with at least $20 million in proceeds, it must prepay the outstanding amount owed. If Directrix completes an equity offering with at least $10 million in proceeds, it must use 20% of the proceeds to prepay a portion of the outstanding amount owed. There can be no assurance that management will be successful in its efforts to finalize the renegotiation of its existing transponder lease agreements.

         Management forecasts that Directrix will require additional funding to provide for the deficiency in working capital until Directrix generates operating cash flow. Management believes that it has access to potential sources of capital sufficient enough to meet Directrix's needs over the next twelve months. The potential sources of capital include, but are not limited to: (i) an additional increase in its line of credit, (ii) the sale of the EMI Option and/or (iii) a possible private placement of equity securities with individual, institutional and strategic investors. There can be no assurance, however, that management will be successful in its efforts to obtain sufficient capital.

6. During the six months ended September 30, 1999, Directrix sold 73,784 shares of Playboy stock contributed by Spice at Closing for net cash proceeds of approximately $2.4 million, resulting in a gain of approximately $0.5 million.

7. Net loss per share for the six and three months ended September 30, 1999 and September 30, 2000 are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Since Directrix reported a net loss for all periods presented, basic and diluted earnings per share exclude dilution and are computed by dividing net loss attributable to common shareholders by the weighted-average common shares outstanding for the period. Common Stock purchase options were excluded from the calculation of earnings per share because their effect would be anti-dilutive. Directrix had 312,973 Common Stock options outstanding as of September 30, 2000.

8. Directrix capitalizes the acquisition costs for the rights to movie titles purchased or licensed. The acquisition costs are amortized on a straight-line basis over the shorter of the useful life or the license period, ranging from one to five years. Effective April 1, 2000, Directrix reduced the estimated life of its library of movies to two years.

9. To assist Directrix in achieving its business objectives, Messrs. Faherty, McDonald and Kirby, Directrix's Chief Executive Officer, President and Chief Operating Officer, respectively, voluntarily agreed to a reduction in their annual salaries of $200,000 for Mr. Faherty, $24,750 for Mr. McDonald and $22,584 for Mr. Kirby. The salary reductions took effect on June 24, 2000 and will continue for the remainder of the year ended March 31, 2001. In consideration of their agreements to the salary reduction, the Compensation Committee of the Board of Directors granted each of Messrs. McDonald and Kirby 5,000 fully vested options to acquire shares of the Common Stock of Directrix exercisable at $4.00 per share, the closing price of Directrix's stock on June 22, 2000. In consideration of Mr. Faherty's agreement to the salary reduction, after considering several alternatives, the Compensation Committee has decided to grant Mr. Faherty 25,000 fully vested options to acquire shares of the Common Stock of Directrix exercisable at $2.25 per share, the closing price of Directrix's stock on September 18, 2000.

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

         In May, 2000, Directrix entered into a four-month agreement with one of its non-employee directors to provide various consulting services to Directrix. In consideration for providing these services, Directrix agreed to pay an aggregate of $20,000 over the term of the agreement.

10. Directrix's service agreements with Playboy and Califa currently expire on March 15, 2001. Directrix is currently in negotiations to extend the term of these agreements and is seeking to add additional networks and services. However, there is no assurance that Directrix will be able to extend the terms of these agreements.

         Effective December 1, 2000, Directrix entered into a satellite services agreement with TV X Broadcasting ("TV X"), pursuant to which Directrix will provide playback, uplink and compressed transponder services for three TV X networks. The TV X networks are scheduled to launch in December, 2000 and will be originated and uplinked through the Directrix Operations Facility.

         On July 31, 2000, Directrix entered into an agreement with Akamai Technologies, Inc. ("Akamai") to act as a authorized reseller to market, resell and support Akamai's broadband static and streaming services to content providers over the Directrix Network. Directrix expects to begin generating revenues from broadband services in its fiscal third quarter ended December 31, 2000.

11. In August, 2000, in order to segregate its broadband services from its other business lines, Directrix formed two-wholly owned subsidiaries, Directrix Broadband, Inc. and Directrix Satellite, Inc.

DIRECTRIX, INC.
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________________

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

Overview

         Directrix is a Delaware corporation formed by Spice in contemplation of the Spice's acquisition by Playboy. On March 15, 1999, prior to the Closing, Spice contributed to Directrix, among other things, all of the assets and liabilities associated with the Operations Facility, the EMI Option and the rights to distribute the explicit version of Spice's adult films in the C-Band direct-to-home ("DTH") market and over the Internet. Spice also contributed approximately $0.8 million in cash, accounts receivable and other current assets totaling approximately $1.2 million and 173,784 shares of Playboy stock valued at approximately $4.5 million, which were purchased by Spice prior to the Closing.

         On September 1, 1999, Directrix relocated its Operations Facility to a new facility located in Northvale, New Jersey. The new fully automated network origination and digital video asset management center is designed to be a 24 hours a day by 7 days a week full service provider of all the technical and creative services required to develop, support and deliver network television, video, audio and data services via satellite, fiber and Internet.

         For the period from April 1, 1999 to December 31, 1999, Directrix recorded revenues from EMI based on contractual amounts. Prior to that time, Directrix had been recording revenues from EMI based on cash receipts. During the fourth quarter ended March 31, 2000, due to renewed uncertainty surrounding EMI's ability to pay for all services provided, Directrix resumed recording revenues from EMI based on cash receipts. For the six and three months ended September 30, 1999, Directrix recorded bad debt expense associated with EMI of approximately $0.6 million and $0.4 million, respectively.

         Directrix's service agreements with Playboy and Califa currently expire on March 15, 2001. Directrix is currently in negotiations to extend the term of these agreements and is seeking to add additional networks and services.

         Effective December 1, 2000, Directrix entered into a satellite services agreement with TV X Broadcasting ("TV X"), pursuant to which Directrix will provide playback, uplink and compressed transponder services for three TV X networks. The TV X networks are scheduled to launch in December 2000 and will be originated and uplinked through the Directrix Operations Facility.

         On July 31, 2000, Directrix entered into an agreement with Akamai Technologies, Inc. ("Akamai") to act as an authorized reseller to market, resell and support Akamai's broadband static and streaming services to content providers over the Directrix Network. Directrix expects to begin generating revenues from broadband services in its fiscal third quarter ended December 31, 2000.

         In August, 2000, in order to segregate its broadband services from its other business lines, Directrix formed two-wholly owned subsidiaries, Directrix Broadband, Inc. and Directrix Satellite, Inc.

Results of Operations

         Net Loss. For the six and three months ended September 30, 2000, Directrix reported a net loss of approximately $5.0 million and $2.9 million, respectively, as compared to a net loss of $2.3 million and $1.5 million for the corresponding periods in 1999. The increase in net loss for the six and three months ended September 30, 2000 was primarily attributable to a decrease in revenue from EMI of $2.0 million and $1.2 million for the same periods in 1999. Also contributing to the increase in net loss for the six months ended September 30, 2000 was the inclusion of a gain on the sale of Playboy stock of approximately $0.5 million in the net loss for the six months ended September 30, 1999. Increases in salary expense, library amortization, satellite expense, broadband expense, depreciation expense and interest expense totaling approximately $1.0 million and $0.5 million for the six and three months ended September 30, 2000, respectively, were mostly offset by a decrease in selling, general and administrative expenses of approximately $0.8 million and $0.3 million for the corresponding periods in 1999.

         Revenues. Total revenue for the six and three months ended September 30, 2000 decreased by $2.0 million and $1.3 million as compared to the same periods in 1999. The decrease in revenue was primarily attributable to a decrease in revenue associated with the recording of EMI revenue based on cash receipts for the six and three months ended September 30, 2000 as compared to recording EMI revenue based on contractual amounts for the same periods in 1999.

         Salaries, Wages and Benefits. Salaries, wages and benefits for the six and three months ended September 30, 2000 increased by $0.2 million and $0.1 million as compared to the same period in 1999. The increase in salaries, wages and benefits was primarily attributable to the addition of two senior sales and marketing executives in April, 2000.

         Library Amortization. Library amortization for the six and three months ended September 30, 2000 increased by approximately $0.1 million for each period, respectively, as compared to the same periods in 1999. The increase in library amortization was attributable to the additional amortization from the acquisition of EMI's library of movies acquired on September 30, 1999 and Directrix's reduction of the estimated life of its library of movies to two years effective April 1, 2000.

         Satellite Costs. Satellite costs for the six and three months ended September 30, 2000 increased by approximately $0.1 million for each period, respectively, as compared to the same periods in 1999. The increase in satellite costs was primarily attributable to the replacement of a pre-emptible transponder lease with a non-preemptible transponder lease during November, 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six and three months ended September 30, 2000 decreased by approximately $0.8 million and $0.3 million as compared to the corresponding periods in 1999. The decrease was primarily attributable to a decrease in provision for bad debt expense relating to EMI of $0.6 million and $0.4 million, respectively, as compared to the corresponding periods in 1999. Also contributing to the decrease in selling, general and administrative expenses for the six and three months ended September 30, 2000 were decreases in production services, rent and utilities and temporary help expenses totaling approximately $0.5 million and $0.3 million, offset by the inclusion of a reversal of approximately $0.2 million of expense associated with the issuance of stock options to non-employee directors recorded in the three months ended June 30, 1999. The reversal was recorded on September 30, 1999 in accordance with revised interpretations of APB No. 25, "Accounting for Stock Issued to Employees."

         Depreciation of Fixed Assets. Depreciation of fixed assets for the six months ended September 30, 2000 increased by approximately $0.1 million as compared to the same period in 1999. The increase was primarily attributable to fixed assets associated with the relocation and buildout of the Operations Facility at Northvale, New Jersey. Depreciation of fixed assets for the three months ended September 30, 2000 was comparable to the corresponding period in 1999.

         Interest Expense. Interest expense for the six and three months ended September 30, 2000 increased by approximately $0.3 million and $0.2 million as compared to the same periods in 1999. The increase was attributable to interest on the amounts drawn down from Directrix's revolving line of credit and the amortization of additional Common Stock purchase warrants issued in February, 2000 in connection with the revolving line of credit.

Liquidity and Capital Resources

1. On March 31, 2000 and September 30, 2000, Directrix had working capital deficiency of approximately $1.1 million and $3.5 million, respectively. The decline in working capital during the six and three months ended September 30, 2000 was primarily attributable to operating losses of $4.6 million and $2.7 million for the corresponding periods.

         Directrix has a revolving line of credit of $3.5 million ("Credit Facility") pursuant to the terms of a March 15, 1999 Security and Loan
Agreement, as amended by the Amended and Restated Loan and Security Agreement (as amended, the "Amended Loan Agreement") dated February 15, 2000. Under the terms of the Amended Loan Agreement, the Credit Facility was increased from $1.5 million to $3.5 million, the maturity date of the Credit Facility was changed from March 15, 2004 to March 15, 2002 and the terms of the Loan Agreement were modified to provide that Directrix was not permitted to draw down on the Credit Facility after March 15, 2001. The providers of the Credit Facility include the Chairman of the Board and Chief Executive Officer, the President and a Director of Directrix, as well as two unrelated parties (collectively, the "Lenders"). The Credit Facility bears interest at 11% per annum, payable monthly, and matures on March 15, 2002. In consideration of their agreeing to provide the Credit Facility, Directrix granted the Lenders an aggregate of 105,000 Common Stock purchase warrants, exercisable for ten years at $0.01 per share. The aggregate fair market value of the warrants (determined using the Black-Scholes pricing model) amounts to approximately $0.7 million and is being amortized over the term of the Credit Facility. All of the warrants were exercised as of September 30, 2000.

         As of September 30, 2000, Directrix has drawn down the $3.5 million from the Credit Facility. On October 16, 2000, Directrix and the Lenders agreed to modify the terms of the credit facility (the "Amendment"). The Amendment provides for an increase in the Credit Facility from $3.5 million to $4.5 million, and a modification of the financial covenants. In consideration of their agreeing to provide the additional Credit Facility and the modification of the covenants, Directrix granted the Lenders an aggregate of 60,000 Common Stock purchase warrants, exercisable for ten years at $0.01 per share.

         Directrix leases four satellite transponders under various lease agreements (as amended), with monthly transponder leases payments aggregating $520,000. The lease agreements expire at various times through November, 2004. In December, 1999, Directrix entered into an agreement to defer approximately $1.0 million of lease payments to be paid in twenty-four equal monthly installments of $40,833 beginning April 1, 2000 of which $0.5 million is classified as non-current. At September 30, 2000, Directrix had a current transponder lease liability of $2.9 million, which included $2.2 million of past due amounts from June 1, 2000 to September 30, 2000.

         Directrix is in final negotiations with its transponder provider to amend its existing lease agreements, substantially reducing its monthly transponder costs. Under terms of the proposed amendment, the expiration date of all of the agreements would be extended to October 30, 2005, the number of leased transponders would be reduced from four to three, the transponders would be relocated to a different satellite and would have a lower level of protection if a transponder fails. Once amended, Directrix monthly transponder costs would be reduced from $520,000 to $240,000 for the 12 months ending October 31, 2001, $300,000 for the next 12 months and $345,000 for the final 12 months ending October 31, 2005. The proposed amendment would also provide for the structured repayment of the approximately $4.0 million outstanding amount owed as of October 31, 2000 as follows: (i) four quarterly payments of $100,000 beginning in July, 2001; (ii) nine quarterly payments of $250,000 beginning in July, 2002 and (iii) a final balloon payment of the approximately $1,350,000 balance on [July 1, 2004]. Interest on the past due amounts will accrue at 11% and be payable monthly. If Directrix completes an equity offering with at least $20 million in proceeds, it must prepay the outstanding amount owed. If Directrix completes an equity offering with at least $10 million in proceeds, it must use 10% of the proceeds to prepay a portion of the outstanding amount owed. Prepayment is also required in certain other circumstances. There can be no assurance that management will be successful in its efforts to finalize the renegotiation of its existing transponder lease agreements.

         As  previously   mentioned,   Directrix   commenced   operations  as  a
stand-alone business following its spin-off from Spice on March 16, 1999. Directrix incurred net losses of approximately $5.0 million and $2.9 million for the six and three months ended September 30, 2000, respectively. Directrix also incurred a net loss of $6.1 million for the year ended March 31, 2000. At September 30, 2000, Directrix had a working capital deficiency of $3.5 million. These matters raise substantial doubt about Directrix's ability to continue as a going concern. Directrix's continued existence is dependant upon several factors, including its ability to generate operating cash flow via execution of its long term business plan, and secure additional financing to provide for the immediate deficiency in working capital.

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

         Management forecasts that Directrix will require additional funding to provide for the deficiency in working capital until Directrix generates operating cash flow. Management believes that it has access to potential sources of capital sufficient enough to meet Directrix's needs over the next twelve months. The potential sources of capital include, but are not limited to: (i) an additional increase in its line of credit, (ii) the sale of the EMI option and/or (iii) a possible private placement of equity securities with individual, institutional and strategic investors. There can be no assurance, however, that management will be successful in its efforts to obtain sufficient capital, execute its long-term business plan, or that the successful implementation of the business plan will improve operating results.

2. During the three months ended June 30, 1999, Directrix sold 73,784 shares of Playboy stock contributed by Spice at Closing for net cash proceeds aggregating approximately $2.4 million, resulting in a gain of approximately $0.5 million.

3. Certain payments made by Spice prior to Closing resulted in a dispute between Playboy and Directrix. As a result, Playboy withheld approximately $0.5 million of severance payments payable to the Chief Executive Officer of Directrix. Pending resolution of the dispute, Directrix loaned approximately $0.6 million to the Chief Executive Officer. The loan was secured by an assignment of the withheld severance payments. In September, 1999, Playboy and Directrix settled the dispute, at which time Playboy paid the severance to the Chief Executive Officer, and the Chief Executive Officer repaid the loan to Directrix.

                           PART II - OTHER INFORMATION

Item 1:         Legal Proceedings.

                None.

Item 6:         Exhibits and Reports On Form 8-K.

(a)             Exhibits.

                Exhibit 10.20 - First Amendment to Amended and Restated Loan and
                                Security Agreement

                Exhibit 27.00 - Financial Data Schedule.

(b)             Reports on Form 8-K.

                None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        DIRECTRIX, INC.


Dated:   November 20, 2000

                                     By:/s/ Donald J. McDonald, Jr.
                                        ----------------------------------------
                                        Donald J. McDonald, Jr.
                                        President, Director, Chief Financial
                                        Officer and Principal Accounting Officer