Form 10QSB
period 2000-12-31
DIRECTRIX INC
filed 2001-02-20
CIK 1067310

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

Yes       [X]              No       [  ]

Number of shares outstanding of Registrant's Common Stock as of January 31, 2001 was 2,239,785.

                                             PART I

ITEM 1:  FINANCIAL STATEMENTS
DIRECTRIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
____________________________________________________________________________________________________________________________________



                                                                                        Dec 31,              March 31,
                                                                                          2000                  2000
                                                                                   ----------------------------------------
                                                                                       (unaudited)          (derived from
                                                                                                          audited financial
                                                                                                             statements)

                                     ASSETS:
Current assets:
     Cash and cash equivalents ..................................................     $   127,000              $   324,000
     Accounts receivable, net ...................................................         962,000                  825,000
     Prepaid expenses and other current assets ..................................          87,000                   87,000
                                                                                   ---------------         ----------------
                    Total current assets ........................................       1,176,000                1,236,000
Property and equipment, net .....................................................       4,463,000                5,141,000
Library of movies, net ..........................................................         634,000                1,122,000
Deferred financing costs ........................................................         479,000                  562,000
Other assets ....................................................................          42,000                   93,000
                                                                                   ---------------         ----------------
                    Total assets ................................................     $ 6,794,000              $ 8,154,000
                                                                                   ===============         ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
    Accounts payable ............................................................     $ 5,819,000              $ 1,867,000
    Customer deposits ...........................................................         220,000                  110,000
    Accrued expenses and other current liabilities ..............................         303,000                  322,000
                                                                                   ---------------         ----------------
                    Total current liabilities ...................................       6,342,000                2,299,000

Transponder lease liability .....................................................         120,000                  464,000
Other liabilities ...............................................................          76,000                   96,000
Revolving line of credit ........................................................       4,034,000                1,913,000
                                                                                   ---------------         ----------------
                    Total liabilities ...........................................      10,572,000                4,772,000
                                                                                   ---------------         ----------------

Commitments and contingencies

Stockholders' equity

    Common stock, $.01 par value; authorized 25,000,000 shares; 2,239,785 and
     2,179,785 shares issued and outstanding at December 31, 2000 and
     March 31, 2000, respectively ...............................................          22,000                   22,000
    Additional paid-in capital ..................................................      20,983,000               20,833,000
    Accumulated deficit .........................................................     (24,783,000)             (17,473,000)
                                                                                   ---------------         ----------------
                    Total stockholders' equity ..................................      (3,778,000)               3,382,000
                                                                                   ---------------         ----------------
                    Total liabilities and stockholders' equity ..................     $ 6,794,000              $ 8,154,000
                                                                                   ===============         ================


                             The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS of OPERATIONS (unaudited)
____________________________________________________________________________________________________________________________________



                                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                    DECEMBER 31,                            DECEMBER 31,
                                                              2000                1999                 2000                1999
                                                      -------------------------------------    -------------------------------------

Revenues ............................................   $   1,203,000       $   2,164,000        $   4,013,000       $   7,000,000
                                                      -----------------   -----------------    -----------------   -----------------

Operating expenses:
    Salaries, wages and benefits ....................         828,000             723,000            2,464,000           2,170,000
    Library amortization ............................         155,000             131,000              488,000             315,000
    Satellite costs .................................       1,427,000           1,642,000            4,790,000           4,857,000
    Broadband expenses ..............................              --                  --              113,000                  --
    Selling, general and administrative expenses ....         499,000           1,184,000            1,767,000           3,278,000
    Depreciation ....................................         353,000             315,000            1,051,000             912,000
                                                      -----------------   -----------------    -----------------   -----------------
           Total operating expenses .................       3,262,000           3,995,000           10,673,000          11,532,000
                                                      -----------------   -----------------    -----------------   -----------------

           Loss from operations .....................      (2,059,000)         (1,831,000)          (6,660,000)         (4,532,000)

Interest expense ....................................        (300,000)             (4,000)            (650,000)            (71,000)
Gain (loss) on sale of marketable securities ........              --            (144,000)                  --             344,000
                                                      -----------------   -----------------    -----------------   -----------------

           Net loss .................................   $  (2,359,000)      $  (1,979,000)       $  (7,310,000)      $  (4,259,000)
                                                      =================   =================    =================   =================


Net loss per common share
      Basic and Diluted .............................   $       (1.06)      $       (0.93)       $       (3.33)      $       (2.01)
                                                      =================   =================    =================   =================

Weighted average number of shares outstanding:
      Basic and Diluted (Note 7) ....................       2,230,002           2,119,785            2,196,585           2,114,549
                                                      =================   =================    =================   =================


                             The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT of STOCKHOLDERS' EQUITY (unaudited)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
____________________________________________________________________________________________________________________________________



                                                                                     Additional
                                                      Number of        Common         Paid-in         Accumulated
                                                       Shares           Stock         Capital           Deficit           Total
                                                   --------------   ------------  ----------------  ----------------  --------------
Balance at March 31, 2000 .......................     2,179,785       $ 22,000      $ 20,833,000     $ (17,473,000)    $ 3,382,000)

    Adjustment to value of warrants issued in
       connection with credit facility...........            --             --           (15,000)               --         (15,000)

    Additional warrants issued in connection with
       credit facility...........................        60,000             --           165,000                --         165,000

    Net loss.....................................            --             --                --        (7,310,000)     (7,310,000)
                                                   --------------   ------------  ----------------  ---------------- ---------------
Balance at December 31, 2000 ....................     2,239,785       $ 22,000      $ 20,983,000     $ (24,783,000)   $ (3,778,000)
                                                   ==============   ============  ================  ================ ==============


                             The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
____________________________________________________________________________________________________________________________________



                                                                                           Nine months ended December 31,
                                                                                            2000                   1999
                                                                                            ----                   ----
Cash flows from operating activities:
    Net loss ......................................................................    $   (7,310,000)        $   (4,259,000)
                                                                                     -------------------    -------------------
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation of property and equipment ........................................         1,051,000                912,000
    Amortization of library of movies .............................................           488,000                315,000
    Amortization of deferred financing costs ......................................           233,000                 23,000
    Gain on sale of marketable securities .........................................                --               (344,000)
    Bad debt expense ..............................................................           200,000                971,000
    Changes in assets and liabilities:
         Increase in accounts receivable ..........................................          (337,000)            (1,889,000)
         Decrease in prepaid expenses and other current assets ....................                --                 54,000
         Decrease (increase) in other assets ......................................            51,000                (27,000)
         Increase in accounts payable and accrued expenses ........................         3,589,000              2,098,000
         Increase in customer deposits ............................................           110,000                     --
         Decrease in other liabilities ............................................           (20,000)                    --
                                                                                     -------------------    -------------------
                   Total adjustments ..............................................         5,365,000              2,113,000
                                                                                     -------------------    -------------------
                   Net cash used in operating activities ..........................        (1,945,000)            (2,146,000)
                                                                                     -------------------    -------------------
Cash flows from investing activities:
         Proceeds from sale of Playboy Stock ......................................                --              3,558,000
         Purchase of property and equipment .......................................          (373,000)            (3,566,000)
                                                                                     -------------------    -------------------
                   Net cash used in investing activities ..........................          (373,000)                (8,000)
                                                                                     -------------------    -------------------
Cash flows from financing activities:
         Payment of capital lease obligations .....................................                --               (307,000)
         Borrowings under revolving line of credit ................................         2,121,000                500,000
         Borrowings from margin account ...........................................                --                597,000
                                                                                     -------------------    -------------------
                   Net cash provided by financing activities ......................         2,121,000                790,000
                                                                                     -------------------    -------------------
                   Net decrease in cash and cash equivalents ......................          (197,000)            (1,364,000)
Cash and cash equivalents, beginning of the period ................................           324,000              1,450,000
                                                                                     -------------------    -------------------
                   Cash and cash equivalents, end of the period ...................    $      127,000         $       86,000
                                                                                     ===================    ===================


Supplemental disclosures of cash flow  information:
         Cash paid during the period for:
                   Interest .......................................................    $      245,000         $       27,000
                                                                                     ===================    ===================

Supplemental schedule of non-cash investing and financing activities:
         Adjustment to value of warrants issued in connection with the
         revolving line of credit .................................................    $      (15,000)        $           --

         Acquisition of movie rights in exchange for reducing Accounts
         Receivable ...............................................................    $           --         $      735,000


                             The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 (unaudited)
--------------------------------------------------------------------------------

1. In the opinion of Directrix, Inc. ("Directrix"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 2000, and the results of operations and cash flows for the nine and three months ended December 31, 2000.

2. The results of operations for the nine and three months ended December 31,2000 are not necessarily indicative of the results to be expected for the full year.

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

5. Directrix commenced operations as a stand-alone business following its spin-off from Spice on March 16, 1999. Directrix incurred net losses of approximately $7.3 million and $2.4 million for the nine and three months ended December 31, 2000, respectively. Directrix also incurred a net loss of $6.1 million for the year ended March 31, 2000. At December 31, 2000, Directrix had a working capital deficiency of $5.2 million, primarily resulting from the deferral of transponder lease liability payments under an amended lease agreement that is being renegotiated as described below. These matters raise substantial doubt about Directrix's ability to continue as a going concern. Directrix's continued existence is dependant upon several factors, including its ability to generate operating cash flow via execution of its long-term business plan, and secure additional financing to provide for the immediate deficiency in working capital.

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

         Management believes that the relocation and buildout of the Operations Facility is critical to the realization of Directrix's long-term business plan. Management also believes that since the buildout of the Operations Facility has been completed, Directrix now has the capacity to increase revenue by using its technological resources to expand its customer base and develop new business lines without significantly

DIRECTRIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 (unaudited)CONTINUED
--------------------------------------------------------------------------------

changing its cost structure and, as a result, generate operating cash flow. However, there can be no assurance that management will actually be successful at executing its long-term business plan or that the successful implementation of the business plan will improve operating results.

         Directrix has a $4.5 million revolving line of credit (the "Credit Facility"), from which approximately $4.0 million has been drawn down as of December 31, 2000. On October 16, 2000, Directrix and the providers of the
Credit Facility (the "Lenders") agreed to modify the terms of the Credit Facility (the "Amendment"). The Amendment increased the Credit Facility from $3.5 million to $4.5 million, and modified the financial covenants so that beginning with the year ended March 31, 2001, Directrix must have $3.0 million of stockholders' equity at the end of each fiscal year. The Amendment also states that if Directrix has not sold or transferred the EMI Option by March 31, 2001, then the Lenders shall have the option to convert their Notes into Directrix Common Stock. If Directrix sells, assigns or otherwise transfers the EMI Option for consideration payable in cash, then Directrix must apply the cash consideration in excess of the receivable owed to Directrix by EMI, as a reduction of the amounts drawn down from the Credit Facility. If the cash consideration in excess of the receivable owed to Directrix by EMI is less than the amounts drawn down from the Credit Facility, then Directrix and the Lenders will negotiate to give the Lenders the option to convert their remaining Notes into Directrix Common Stock. Directrix shall then be entitled to draw down any repaid amounts from the Credit Facility as provided for in the Amended Loan Agreement and the Amendment.

         In consideration of their agreeing to provide the additional Credit Facility and the modification of the covenants, Directrix granted the Lenders an aggregate of 60,000 Common Stock purchase warrants, exercisable for ten years at $0.01 per share. All of the warrants were exercised as of December 31, 2000.

         As of December 31, 2000, there were no financial covenants in which Directrix must be in compliance. Directrix has drawn down approximately $4.0 million from the Credit Facility, leaving approximately $0.5 million of funds available under the Credit Facility.

         Directrix leased four satellite transponders under various lease agreements (as amended), with monthly transponder lease payments aggregating $520,000. The lease agreements were scheduled to expire at various times through November, 2004. In December, 1999, Directrix entered into an agreement to defer approximately $1.0 million of lease payments to be paid in twenty-four equal monthly installments of $40,833 beginning April 1, 2000 of which $0.1 million is classified as non-current. At December 31, 2000, Directrix has a current transponder lease liability of $4.7 million, which included $4.4 million of past due amounts.

         In December 2000, Directrix amended its lease agreements with its transponder provider. Under terms of the amendment, the expiration date of all of the agreements was extended to November 30, 2002, the number of leased transponders was reduced from four to three and have a lower level of protection in the first year if a transponder fails. The amendment also provides for a reduction of Directrix' monthly transponder costs from $520,000 to $240,000 for the twelve months ending November 30, 2001 and $300,000 for the final twelve months ending November 30, 2002. The amendment also states that the parties would continue negotiations to determine a long term repayment schedule of the past due transponder payments as of December 31, 2000. If Directrix and its transponder provider are unable to reach an agreement for repayment of the past due transponder payments, then Directrix will have to find another transponder provider. There can be no assurance that management will be successful in its efforts to finalize the renegotiation of its existing transponder lease agreements pertaining to the past due transponder payments.

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

DIRECTRIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 (unaudited)CONTINUED
--------------------------------------------------------------------------------

the sale of the EMI Option and/or (iii) a possible private placement of equity securities with individual, institutional and strategic investors. There can be no assurance, however, that management will be successful in its efforts to obtain sufficient capital.

6. During the nine months ended December 31, 1999, Directrix sold 124,784 shares of Playboy stock contributed by Spice at Closing for net cash proceeds of approximately $3.6 million, resulting in a gain of approximately $0.3million.

7. Net loss per share for the nine and three months ended December 31, 1999 and December 31, 2000 are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Since Directrix reported a net loss for all periods presented, basic and diluted earnings per share exclude dilution and are computed by dividing net loss attributable to common shareholders by the weighted-average common shares outstanding for the period. Common Stock purchase options were excluded from the calculation of earnings per share because their effect would be anti-dilutive. Directrix had 312,973 Common Stock options outstanding as of December 31, 2000.

8. Directrix capitalizes the acquisition costs for the rights to movie titles purchased or licensed. The acquisition costs are amortized on a straight-line basis over the shorter of the useful life or the license period, ranging from one to five years. Effective April 1, 2000, Directrix reduced the estimated life of its library of movies to two years.

9. To assist Directrix in achieving its business objectives, Messrs. Faherty, McDonald and Kirby, Directrix's Chief Executive Officer, President and Chief Operating Officer, respectively, voluntarily agreed to a reduction in their annual salaries of $200,000 for Mr. Faherty, $24,750 for Mr. McDonald and $22,584 for Mr. Kirby. The salary reductions took effect on June 24, 2000 and will continue for the remainder of the year ended March 31, 2001. In consideration of their agreements to the salary reduction, the Compensation Committee of the Board of Directors granted each of Messrs. McDonald and Kirby 5,000 fully vested options to acquire shares of the Common Stock of Directrix exercisable at $4.00 per share, the closing price of Directrix's stock on June 22, 2000. In consideration of Mr. Faherty's agreement to the salary reduction, after considering several alternatives, the Compensation Committee decided to grant Mr. Faherty 25,000 fully vested options to acquire shares of the Common Stock of Directrix exercisable at $2.25 per share, the closing price of Directrix's stock on September 18, 2000.

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

DIRECTRIX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 (unaudited)CONTINUED
--------------------------------------------------------------------------------

         Directrix and Playboy are in the final stages of negotiating a Letter of Intent ("LOI") regarding certain network transmission services and studio facilities to be provided by Directrix, and Playboy's commitment to be the anchor tenant in such facility. As per terms of the LOI, Directrix will build, own and operate a large Los Angeles based facility with Playboy serving as the anchor tenant for the facility. When complete, Directrix will provide satellite and production services, studio facilities and personnel, production and post-production offices and commercial space to Playboy at the Los Angeles based facility. In consideration for providing the above-mentioned services, Playboy will pay to Directrix a fixed monthly rate for 10 years for rent and some services, plus additional payments for other services to be provided to Playboy. The LOI is subject to certain terms and conditions that must be adhered to by both parties before a binding agreement can be executed. If the LOI is agreed to by both parties, there is no assurance that Directrix will be able to obtain the financing necessary to construct the Los Angeles based facility.

         Directrix had entered into a satellite services agreement with TV X Broadcasting ("TV X"), pursuant to which Directrix was to provide playback, uplink and compressed transponder services for three TV X networks. The TV X networks were scheduled to launch in December 2000 and were to be originated and uplinked through the Directrix Operations Facility. Directrix and TV X have mutually agreed to terminate the agreement.

         On July 31, 2000, Directrix entered into an agreement with Akamai Technologies, Inc. ("Akamai") to act as a authorized reseller to market, resell and support Akamai's broadband static and streaming services to content providers over the Directrix Network. Directrix expects to begin generating revenues from broadband services in March 2000.

         On November 13, 2000, Directrix signed a contract with LTV Networks, Inc., to provide satellite transponder capacity, uplink and digital services to LTV beginning in December 2000.

11. In August, 2000, in order to segregate its broadband services from its other business lines, Directrix formed two wholly-owned subsidiaries, Directrix Broadband, Inc. and Directrix Satellite, Inc.

DIRECTRIX, INC. AND SUBSIDIARIES
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

         For the period from April 1, 1999 to December 31, 1999, Directrix recorded revenues from EMI based on contractual amounts. Prior to that time, Directrix had been recording revenues from EMI based on cash receipts. During the fourth quarter ended March 31, 2000, due to renewed uncertainty surrounding EMI's ability to pay for all services provided, Directrix resumed recording revenues from EMI based on cash receipts. For the nine and three months ended December 31, 1999, Directrix recorded bad debt expense associated with EMI of approximately $1.0 million and $0.4 million, respectively.

         Directrix's service agreements with Playboy and Califa currently expire on March 15, 2001. Directrix is currently in negotiations to extend the term of these agreements and is seeking to add additional networks and services.

       Directrix and Playboy are in the final stages of negotiating a Letter of Intent ("LOI") regarding certain network transmission services and studio facilities to be provided by Directrix, and Playboy's commitment to be the anchor tenant in such facility. As per terms of the LOI, Directrix will build, own and operate a large Los Angeles based facility with Playboy serving as the anchor tenant for the facility. When complete, Directrix will provide satellite and production services, studio facilities and personnel, production and post-production offices and commercial space to Playboy at the Los Angeles based facility. In consideration for providing the above-mentioned services, Playboy will pay to Directrix a fixed monthly rate for 10 years for rent and some services, plus additional payments for other services to be provided to Playboy. The LOI is subject to certain terms and conditions that must be adhered to by both parties before a binding agreement can be executed. If the LOI is agreed to by both parties, there is no assurance that Directrix will be able to obtain the financing necessary to construct the Los Angeles based facility.

DIRECTRIX, INC. AND SUBSIDIARIES
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

         Directrix had entered into a satellite services agreement with TV X Broadcasting ("TV X"), pursuant to which Directrix was to provide playback, uplink and compressed transponder services for three TV X networks. The TV X networks were scheduled to launch in December 2000 and were to be originated and uplinked through the Directrix Operations Facility. Directrix and TV X have mutually agreed to terminate the agreement.

         On July 31, 2000, Directrix entered into an agreement with Akamai Technologies, Inc. ("Akamai") to act as an authorized reseller to market, resell and support Akamai's broadband static and streaming services to content providers over the Directrix Network. Directrix expects to begin generating revenues from broadband services in March 2000.

         On November 13, 2000, Directrix signed a contract with LTV Networks, Inc., to provide satellite transponder capacity, uplink and digital services to LTV beginning in December, 2000.

         In August, 2000, in order to segregate its broadband services from its other business lines, Directrix formed two wholly-owned subsidiaries, Directrix Broadband, Inc. and Directrix Satellite, Inc.

Results of Operations

         Net Loss. For the nine and three months ended December 31, 2000, Directrix reported a net loss of approximately $7.3 million and $2.3 million, respectively, as compared to a net loss of $4.3 million and $2.0 million for the corresponding periods in 1999. The increase in net loss for the nine months ended December 31, 2000 was primarily attributable to a decrease in revenue from EMI of $3.0 million for the same period in 1999. Increases in salary expense, library amortization, broadband expense, depreciation expense and interest expense totaling approximately $1.2 million for the nine months ended December 31, 2000 and the inclusion of a gain on the sale of Playboy stock of approximately $0.3 million in the net loss for the nine months ended December 31, 1999 were offset by decreases in selling, general and administrative expenses of approximately $1.5 million for the nine months ended December 31, 2000.

         The increase in net loss for the three months ended December 31, 2000 was primarily attributable to a decrease in revenue from EMI of approximately
$0.9 million for the same period in 1999, offset by decreases in selling, general and administrative expenses of approximately $0.7 million. Also contributing to the increase in net loss was the inclusion of a gain on the sale of Playboy stock of approximately $0.1 million in the net loss for the three months ended December 31, 1999.

         Revenues. Total revenue for the nine and three months ended December 31, 2000 decreased by $3.0 million and $0.9 million, respectively, as compared to the same periods in 1999. The decrease in revenue was primarily attributable to a decrease in revenue associated with the recording of EMI revenue based on cash receipts for the nine and three months ended December 31, 2000 as compared to recording EMI revenue based on contractual amounts for the same periods in 1999.

         Salaries, Wages and Benefits. Salaries, wages and benefits for the nine and three months ended December 31, 2000 increased by $0.3 million and $0.1 million, respectively, as compared to the same periods in 1999. The increase in salaries, wages and benefits was primarily attributable to the addition of two senior sales and marketing executives in April, 2000.

         Library Amortization. Library amortization for the nine months ended December 31, 2000 increased by approximately $0.2 million as compared to the same period in 1999. The increase in library amortization was attributable to the additional amortization from the acquisition of EMI's library of movies acquired on September 30, 1999 and Directrix's reduction of the estimated life of its library of movies to two years effective April 1, 2000.

DIRECTRIX, INC. AND SUBSIDIARIES
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

         Library amortization for the three months ended December 31, 2000 was comparable to the same period as 1999.

         Satellite Costs. Satellite costs for the three months ended December 31, 2000 decreased by approximately $0.2 million as compared to the same periods in 1999. The decrease in satellite costs for the three months ended December 31, 2000 was primarily attributable to the amendment of Directrix' lease agreement with its transponder provider in December 2000, which provided for, among other things, a reduction in the number of leased transponders from four to three and have a lower level of protection in the first year if a transponder fails, and a reduction of Directrix' monthly transponder costs from $520,000 to $240,000 for the twelve months ending November 30, 2001.

         Satellite costs for the nine months ended December 31, 2000 were comparable to the same period as 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine and three months ended December 31, 2000 decreased by approximately $1.5 million and $0.7 million, respectively, as compared to the corresponding periods in 1999. The decrease was primarily attributable to a decrease in provision for bad debt expense relating to EMI of $1.0 million and $0.4 million, respectively, as compared to the corresponding periods in 1999. Also contributing to the decrease in selling, general and administrative expenses for the nine and three months ended December 31, 2000 were decreases in production services, rent and utilities, relocation and temporary help expenses totaling approximately $0.5 million and $0.3 million, respectively.

         Depreciation of Fixed Assets. Depreciation of fixed assets for the nine months ended December 31, 2000 increased by approximately $0.1 million as compared to the same period in 1999. The increase was primarily attributable to fixed assets associated with the relocation and buildout of the Operations Facility at Northvale, New Jersey. Depreciation of fixed assets for the three months ended December 31, 2000 was comparable to the corresponding period in 1999.

         Interest Expense. Interest expense for the nine and three months ended December 31, 2000 increased by approximately $0.6 million and $0.3 million, respectively, as compared to the same periods in 1999.The increase was primarily attributable to interest on the amounts drawn down from Directrix's revolving line of credit and the amortization of additional Common Stock purchase warrants issued in February and October 2000 in connection with the revolving line of credit.

Liquidity and capital resources

1. On March 31, 2000 and December 31, 2000, Directrix had working capital deficiency of approximately $1.1 million and $4.8 million, respectively. The decline in working capital during the nine and three months ended December 31, 2000 was primarily attributable to operating losses of $6.7 million and $2.1 million for the corresponding periods.

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

DIRECTRIX, INC. AND SUBSIDIARIES
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

         On October 16, 2000, Directrix and the Lenders agreed to modify the terms of the credit facility (the "Amendment"). The Amendment provides for an increase in the Credit Facility from $3.5 million to $4.5 million, and a modification of the financial covenants, so that beginning with the year ended March 31, 2001, Directrix must have $3.0 million of stockholders' equity at the end of each fiscal year. The Amendment also states that if Directrix has not sold or transferred the EMI Option by March 31, 2001, then the Lenders shall have the option to convert their Notes into Directrix Common Stock. If Directrix sells, assigns or otherwise transfers the EMI Option for consideration payable in cash, then Directrix must apply the cash consideration in excess of the receivable owed to Directrix by EMI, as a reduction of the amounts drawn down from the Credit Facility. If the cash consideration in excess of the receivable owed to Directrix by EMI is less than the amounts drawn down from the Credit Facility, then Directrix and the Lenders will negotiate to give the Lenders the option to convert their remaining Notes into Directrix Common Stock. Directrix shall then be entitled to draw down any repaid amounts from the Credit Facility as provided for in the Amended Loan Agreement and the Amendment.

         In consideration of their agreeing to provide the Credit Facility and the Amendment, Directrix granted the Lenders an aggregate of 105,000 and 60,000 Common Stock purchase warrants, exercisable for ten years at $0.01 per share, respectively. The aggregate fair market value of the warrants (determined using the Black-Scholes pricing model) amounts to approximately $0.8 million and is being amortized over the term of the Credit Facility. All of the warrants were exercised as of December 31, 2000.

         As of December 31, 2000, there were no financial covenants in which Directrix must be in compliance. Directrix has drawn down approximately $4.0 million from the Credit Facility, leaving approximately $0.5 million of funds available under the Credit Facility.

         Directrix leased four satellite transponders under various lease agreements (as amended), with monthly transponder lease payments aggregating $520,000. The lease agreements were scheduled to expire at various times through November, 2004. In December, 1999, Directrix entered into an agreement to defer approximately $1.0 million of lease payments to be paid in twenty-four equal monthly installments of $40,833 beginning April 1, 2000 of which $0.1 million is classified as non-current. At December 31, 2000, Directrix had a current transponder lease liability of $4.4 million, which included $4.1 million of past due amounts.

         In December 2000, Directrix amended its existing lease agreements with its transponder provider. Under terms of the amendment, the expiration date of all of the agreements was extended to November 30, 2002, the number of leased transponders was reduced from four to three and have a lower level of protection in the first year if a transponder fails. The amendment also provides for a reduction of Directrix' monthly transponder costs from $520,000 to $240,000 for the twelve months ending November 30, 2001 and $300,000 for the final twelve months ending November 30, 2002. The amendment also states that the parties would continue negotiations to determine a long term repayment schedule of the past due transponder payments as of December 31, 2000. If Directrix and its transponder provider are unable to reach an agreement for repayment of the past due transponder payments, then Directrix will have to find another transponder provider. There can be no assurance that management will be successful in its efforts to finalize the renegotiation of its existing transponder lease agreements pertaining to the past due transponder payments.

         As  previously   mentioned,   Directrix   commenced   operations  as  a
stand-alone business following its spin-off from Spice on March 16, 1999. Directrix incurred net losses of approximately $7.3 million and $2.4 million for the nine and three months ended December 31, 2000, respectively. Directrix also incurred a net loss of $6.1 million for the year ended March 31, 2000. At December 31, 2000, Directrix had a working capital deficiency of $5.2 million, primarily resulting from the deferral of transponder lease liability payments under an amended lease agreement that is being renegotiated as described below. These matters raise substantial doubt about Directrix's ability to continue as a going concern. Directrix's continued existence is dependant upon several factors, including its ability to generate operating cash flow via execution of its long-term business plan, and secure additional financing to provide for the immediate deficiency in working capital.

DIRECTRIX, INC. AND SUBSIDIARIES
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
--------------------------------------------------------------------------------

         Management believes that the relocation and buildout of the Operations Facility is critical to the realization of Directrix's long-term business plan. Management also believes that since the buildout of the Operations Facility has been completed, Directrix now has the capacity to increase revenue by using its technological resources to expand its customer base and develop new business lines without significantly changing its cost structure and, as a result, generate operating cash flow.

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

2. During the nine months ended December 31, 1999, Directrix sold 124,784 shares of Playboy stock contributed by Spice at Closing for net cash proceeds of approximately $3.6 million,resulting in a gain of approximately $0.3 million.

                           PART II - OTHER INFORMATION

Item 1:         Legal Proceedings.

                None.

Item 6:         Exhibits and Reports On Form 8-K.

(a)             Exhibits.

                None.

(b)             Reports on Form 8-K.

                None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        DIRECTRIX, INC.


Dated:   February 20, 2001

                                     By:/s/ Donald J. McDonald, Jr.
                                        ----------------------------------------
                                        Donald J. McDonald, Jr.
                                        President, Director, Chief Financial
                                        Officer and Principal Accounting Officer