Form 10KSB
period 2001-03-31
DIRECTRIX INC
filed 2001-07-16
CIK 1067310

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                              _____________________

                                   Form 10-KSB
     Annual Report Under Section 13 or 15(d) of the Securities Exchange Act
                of 1934 For the fiscal year ended March 31, 2001

                                 DIRECTRIX, INC.

                             A Delaware Corporation
                   IRS Employer Identification No. 13-4015248
                           SEC File Number: 000-25111

                         236 West 26th Street, Suite 12W
                            New York, New York 10001
                                 (212) 741-6511

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

Directrix's revenue for its most recent fiscal year: $5,219,000.

Directrix had 2,403,440 shares of Common Stock outstanding at July 16, 2001.

Item 1.  Business.

Forward-Looking Statements. Except for the historical information contained herein, the matters discussed in herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Directrix or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the Securities and Exchange Commission, press releases or statements made with the approval of an authorized Directrix executive officer. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond Directrix' control. Some of the more important of these factors and conditions include: (i) Directrix' reliance on a limited number of customers and its limited operating history as a stand-alone company and that it has incurred operating losses since it began operating as a stand-alone company; (ii) that Directrix may continue to incur operating losses, have negative cash flow, require additional money and suffer delays in meeting its targets; (iii) severe competition in Directrix' industry; (iv) changes in distribution technology and/or unforeseen delays in the implementation of that technology by the cable and satellite industries which might affect realization of Directrix' business plan; (v) uncertainty as to the impact of the Internet as a delivery modality for television entertainment on Directrix' business and
(vi) governmental or regulatory changes, actions or initiatives, including attempts to limit or otherwise regulate the distribution of adult-oriented content of the type distributed by Directrix' principal customers. In addition, as a result of Directrix' stock price, trading volume and industry sector, Directrix' stock price may be expected to be volatile and may be influenced by economic and other factors beyond Directrix' control.

INTRODUCTION.

         Directrix, Inc. ("Directrix" or we) is a provider of network origination and digital video asset management and distribution services, catering primarily to the entertainment industry. Through our advanced facilities and processes, we provide an end-to-end solution for the production of entertainment content, its conversion into digital video assets and the management and distribution of those digital video assets. Our overriding goal is to enable our customers to maximize the value of their entertainment content through the effective use of advanced technology and processes.

Network Origination and Studio Services.

     Our advanced traditional network origination and studio services will include:

     * Complete live studio production and postproduction services (services to begin upon completion of the proposed new West Coast facility);

     * Signal acquisition from a wide array of satellites, fiber optic networks and the Internet;

     * Content processing and encoding (converting analog video information into digital formats) into customer specified formats;

     * Digital video playback using the latest generation video file server technology; and

     * Content distribution via satellite, fiber optic network, remotely deployed video file servers and the Internet (live Webcasts and video streaming).

Digital Video Asset Management Services.

     We offer a range of advanced digital video asset management services including:

     * Metadata capture and digital video archiving enabling intelligent selective retrieval services;

     * Secure distribution of digital video assets over multiple revenue producing methods over the Internet, by way of streaming and downloads, on a video on demand (VOD) basis and via future developed distribution modalities;

     *   Live and on demand broadcast quality video streaming; and

     *   Consulting services.

         Our solutions are intended to simplify and accelerate the process of delivering content over standard cable television and digital broadcast satellite ("DBS") systems as well as the Internet and other digital distribution platforms such as VOD video file server based distribution platforms.

         Directrix can control the process from the content creation/production phase through distribution and exploitation. We are not tied to any particular technology; we employ whatever technology and/or processes are specified by our customers and/or developed in the future.

Digital Video Distribution Services.

         We have established The Directrix Network, an intelligent delivery service for media-rich Internet content leveraged by Akamai Technologies' FreeFlow, FreeFlow Streaming and EdgeSuite services. With a presence on over 10,000 servers in 54 countries, the services use advanced optimization algorithms and up-to-the-second information about Internet traffic conditions to map end-user requests to the Directrix server that will deliver the requested content with maximum performance. With our contacts in the adult entertainment community, we have become a leading provider of these Internet distribution technologies and traffic management tools to the adult entertainment industry.

Corporate History

         We were originally a wholly owned subsidiary of Spice Entertainment Companies, Inc. ("Spice") and provided network origination and technical services for Spice's networks. These services were then offered to third parties including Emerald Media, Inc. ("EMI"), an operator of explicit C-band adult television networks.

         Directrix became a stand-alone company after the March 15, 1999 merger ("Merger") of Spice into Playboy Enterprises Group, Inc. ("Playboy"), when our stock was distributed to the former Spice stockholders as part of the merger consideration on the basis of one share of Directrix Common Stock for eight shares of Spice common stock. As part of the Merger, Spice contributed certain assets to Directrix including its New York City based master control and playback facility and 173,784 shares of Playboy stock with a market value of approximately $4.5 million.

         Spice also assigned all of its technical service agreements to us and we entered into services agreements with Playboy and Califa Entertainment Group, Inc. ("Califa") to provide network origination and uplink services for the television networks acquired from Spice as part of the Merger. Directrix also assumed Spice's transponder agreements with Loral Skynet ("Loral") for four C-Band transponders.

         In September 1999, we relocated our master control and playback facility from New York City to Northvale, New Jersey. In May 2001, we terminated our transponder service agreements with Loral, EMI shut down their networks and we transferred our other transponder services customers to Loral and withdrew from the business of directly providing transponder services. We negotiated a settlement for our receivable with Loral, subject to the execution of formal documentation and consummation of the Playboy Transaction (as more fully explained in the next paragraph), and as part of this transaction, restructured our capital structure. The Loral transaction and the restructuring are described more fully in "RECENT DEVELOPMENTS".

         Directrix' service agreements with Playboy were to expire on March 15, 2001. During the negotiations to secure an extension and expansion of Playboy's service agreements, we agreed to establish a network origination, studio services and uplink facility in Los Angeles with Playboy as the facility's anchor tenant and primary customer. To that end, a suitable property was located and Directrix and Playboy entered into a February 26, 2001 letter of intent ("LOI") whereby Playboy agreed to become the anchor tenant of the proposed new facility and upon the planned acquisition of such facility, agreed to enter into a multi-year master services agreement for network origination and studio services for Playboy's networks and original productions. In connection with the proposed transaction with Playboy, Directrix entered into a three party letter of intent with Kingston Investors Corp. ("Kingston") and Playboy. As per terms of the three party letter of intent, Kingston agreed to purchase and improve the property. Kingston and Directrix are in final negotiations of a 15 year triple net lease of the property from which Directrix will sublease a portion of the facility to Playboy under a 15 year triple net lease and will also enter into a 15 year Master Services Agreement for the technical services described above (collectively, the "Playboy Transaction"). See "RECENT DEVELOPMENTS" for a more complete description of these transactions.

West Coast Facility.

         Directrix located a 110,000 square foot studio facility in Los Angeles near the Burbank-Glendale borders for its new West Coast facility and plans to update its two sound stages and install a video file server based master control facility, tape archive, post production facilities, offices and an Federal Communications Commission ("FCC") licensed uplink station. With the addition of this facility, we will add studio production services to our service offerings. The facility will have fiber connectivity and will be able to serve as a means of signal acquisition, routing and storage for virtually any West Coast based information or entertainment concern.

Service Offerings

     We offer four distinct but complementary services to content owners and entertainment companies:

     * Network Origination Services - we offer a complete range of services for the creation and distribution of traditional television networks using advanced video file server based playback and when completed, our own satellite uplink facility.

     * Studio Production/Post Production Services - when completed, our West Coast facility will have two live sound stages and editing and post production facilities for content creation.

     * Digital Asset Management Services - we offer a comprehensive package of services to acquire analog video assets, convert them into digital files and manage these digital video assets including cataloging, indexing, archiving and security and rights protection.

     * Digital Media Distribution Services - through The Directrix Network, we can distribute our customers' digital assets via satellite, fiber optic network, the Internet and other delivery modalities to facilitate effective and efficient use of our customers' digital media assets both internally within their organizations and externally to consumers to tap into revenue enhancing opportunities.

         Because we capture and convert our customers' analog video content into digital files to provide our network origination services, we are uniquely positioned to secure their digital asset management business because we are already in control of their digital video assets. With the variety of distribution modalities afforded by The Directrix Network, we can offer our customers a complete array of methods and technologies to transport their content both within their organizations and externally to their consumers.

Traditional Over the Air Broadcast Distribution

         In North America, television programming is delivered to the viewer via over-the-air broadcast, cable television and satellite delivery systems and to a lesser extent, via the Internet. The number of television networks continues to increase primarily as a result of the increase in the channel capacity of cable television and DBS systems due to the ability to deliver digitally compressed television channels to the home. Digital compression expands a television delivery system's channel capacity by a factor of 10 to 16 times that achievable in an uncompressed analog environment. In addition, digital compression has dramatically reduced transponder costs, formerly the largest single cost component of operating a satellite-delivered television network, since a single transponder can transmit up to 16 digitally compressed television channels. The increase in channel capacity has led to the introduction of new broadcast networks and an increase in the demand for entertainment content - we provide network services, targeting start up networks.

         We currently provide network origination and other technical services for five Playboy networks and four Califa networks. When our new West Coast facility is operational, we will be providing virtually all of the technical services for Playboy's networks, initially expected to number eight. We were in discussions with Califa to extend their agreement and migrate their networks to our West Coast facility. In July 2001, Playboy exercised its option to acquire the networks operated by Califa and VOD, Inc. ("VODI"), a Califa affiliate. Directrix plans to negotiate with Playboy to combine the service agreements for the Califa/VODI networks with the service agreements for the Playboy networks.

         When completed, the network operations center in the West Coast facility will be scalable with additional network capacity and we project that we will provide network origination services for several additional networks within three years. We also plan to install an FCC licensed satellite uplink at the West Coast facility. By operating our own satellite uplink, we can more efficiently provide network origination services by eliminating the need for fiber connectivity to remote third party uplink facilities.

Studio Production/Post Production Services

         The West Coast facility will have two complete sound stages and a studio control center. As part of our long term master services agreement with Playboy, which is currently in final negotiations, one of the studios will be dedicated to Playboy's full time use and they have committed to afford us the opportunity to provide all of their studio and production/post production needs. We will seek to find additional customers for these services and believe our ability to bundle these services with our other service offerings will make us an attractive post production facility.

         Studio production and post production are the creation point of the content that will be managed and distributed over traditional outlets such as broadcast television and in movie theatres and will be re-purposed for distribution over the Internet as streaming video, in consumer specified video on demand applications and for consumer playback on DVD's and future formats. We plan to bring our technology and systems to produce and edit this content cost effectively, and efficiently manage and distribute it as part of our integrated digital asset management and digital media distribution services.

         We believe that the flexibility and ease of file sharing afforded by digital media makes content creation more efficient and distribution innovations feasible. The Directrix West Coast facility will have a single media server to act as an archive which will supply all content produced, post-produced or otherwise created in the facility. Production, involving digital cameras, which yields uncompressed digital video files, will be recorded immediately on a video server. All subsequent quality assurance and post-production procedures - including those required for Web and broadband development work - will be effected by routing the video to various networked workspaces. Transcoding into the MPEG-2 codec (required for broadcast) or the QuickTime, Real or Media Player formats (for Internet streaming) will be handled on the local area network.

         Key Directrix clients that utilize the services provided in the West Coast facility will be further empowered by having their office local area networks granted access to The Directrix Network. This will enable our customers to view productions in progress instantaneously and without transporting videotapes.

Digital Asset Management Services

         Digital asset management is the process by which content owners use technology to create, capture, store, re-purpose, protect and distribute digital video, audio or textual content. There are three major components to digital asset management:

     * Asset Acquisition or Ingest. This phase entails capturing, logging and converting traditional analog assets such as video, audio and text into digital form. It also entails the creation and storage of assets.

     * Asset Management. The digital assets are indexed, categorized and archived; security and protection features are added and digital rights management solutions are incorporated to protect and track the use of the digital assets.

     * Asset Distribution. The digital assets are then selectively made available to internal users over intranets and to external users over advanced digital distribution modalities such as the Internet, video on demand platforms and wireless platforms.

         Based on our own experiences, we believe the efficiencies gained, cost savings realized and the revenue opportunities available will force most content owners to adopt a comprehensive digital asset management strategy. We plan to offer these services to our network origination customers as a logical extension of these services.

         Digital asset management services can be divided into those inside the content owner's organization, which results in increased productivity and costs savings, and those outside the organization, which afford the content owner with incremental revenue opportunities. Within the organization, digital asset management results in tangible cost savings and improved efficiencies. The time frame is accelerated and the editing and postproduction costs of turning raw content into finished video are reduced. Digitized files can be shared, reviewed and reworked quickly and efficiently. Files can be transmitted in digital format over internal networks permitting remote editing and review without physically transporting videotapes.

         A digital video database will greatly reduce the cost for a typical television network in creating trailers and promotional spots and other network elements. Print and other promotional materials can be easily created by accessing the images stored in the database. Network elements and broadcast logs can be compiled and assembled from the database and loaded onto video file servers for playback.

         For entertainment content owners, digital asset management affords them the opportunity to control, track and monitor access to their content. Several companies have developed digital rights management software and tools to meet diverse market requirements and support digital content protection over a wide variety of consumer access devices. These software and systems can digitally watermark content to prevent unauthorized distribution and copying, protecting the content owner's copyright and intellectual property rights. We constantly analyze these product offerings and can advise our clients on the suitable rights protections software and systems available for their particular needs.

         While internal uses of digital asset management result in cost savings and increased efficiencies, external uses of digital asset management services afford content owners with incremental revenue opportunities by leveraging already created infrastructure. Digital video content can be distributed across other delivery modalities. A television network can be simultaneously distributed via satellite or streamed over the Internet. A searchable database of video clips can be offered to consumers who can select, on a pay-per-download basis, desired content. This database can be made available on a wireless platform as well when delivery speeds and network availability is built out. Feature films can be transmitted over fiber optic networks to refresh remotely deployed video file servers to facilitate video on demand.

         We will have multiple means of acquiring video information because of our satellite downlink capability and access to the national fiber optic backbones of Vyvx and Globix. Similarly, we can distribute our customer's content in a secure cost-effective manner via diverse delivery modalities over The Directrix Network, including satellite delivery, fiber optic networks and the Internet, among others.

         We can custom tailor a comprehensive digital asset management strategy for our clients based on their content, planned uses and resources. Because of our unique position as a full service provider of studio, network origination and digital asset management services, we can efficiently and effectively provide these services on a one-stop basis.

Digital Media Distribution Services

         The Directrix Network affords Directrix' content customer with easy access to multiple distribution outlets for their content - both within their organizations to enable them to realize the cost efficiencies afforded by effectively managing their digital assets and externally with the revenue enhancing capabilities of re-purposing and distributing their digital media assets. Directrix has always provided turnkey solutions for the entertainment industry and provided avenues for distribution over all delivery modalities.
he Directrix Network can provide static Web content to broadband media to high-definition television, with a return path for interactive data delivery. We believe that it will be nearly impossible for a client to outgrow Directrix' distribution services.

         Satellite. As discussed below in "RECENT DEVELOPMENTS", Directrix initially leased multiple transponders. As part of our restructuring we have reached an agreement with Loral, subject to the execution of formal documentation and consummation of the Playboy Transaction, and have withdrawn from the direct satellite transponder business, freeing ourselves from the high recurring fixed cost of a multi-year multi-transponder lease commitment. However, we still retain close contacts with Loral and other satellite operators and can secure transponder services for our customers.

         The Internet. The Directrix Network uses advanced technology, developed at the Massachusetts Institute of Technology and deployed by Akamai Technologies ("Akamai"), to facilitate efficient delivery of content over the Internet. The Directrix Network affords content owners with the ability to deliver media-rich content over the Internet with high quality audio and video without being subject to quality degradation caused by network congestion.
We believe that while many content owners are anxious to begin distributing their content over the Internet, they demand that their content be delivered in a manner that provides secure delivery of high quality video. The Directrix Network can deliver such a viewing experience over the Web.

         We accomplish this by providing a high-performance, scalable and reliable web content delivery service which directs requests for media-rich Web objects to dedicated servers located on the fringes of the Internet, away from general Internet traffic congestion but close to the end user. Now with a presence on over 10,000 servers in 54 countries, the advanced optimization algorithms use up-to-the-second information about Internet traffic conditions to map end-user requests to the Directrix server that will deliver the requested content with maximum performance.

         The Directrix Network constantly monitors the availability and capacity of host networks and servers and uses this information to designate the optimal server(s) to streamline content delivery efficiently. Because our systems continuously monitor network conditions and activity as well as the status of each individual server, The Directrix Network can respond to network events within seconds to ensure that end-users of Directrix-enabled web sites experience consistently high quality of service regardless of prevailing network conditions.

         We believe that using our advanced content delivery service and server network, our customers can tap into another outlet for their content over the Internet that will meet their quality standards by delivering a high quality media-rich Internet experience.

         Security. Access to servers deployed in The Directrix Network is controlled using industry standard SSH (secure shell) for any remote login sessions. Directrix personnel logging into a server must use a cryptographic "key" that has been authorized by The Directrix Network Systems Group to access any physical server in the network. Directrix' preDirection system supports a full, end-to-end SSL (secure socket layer) solution. Users can communicate securely, via SSL, with a Directrix server, and Directrix servers can retrieve content securely, via SSL, from a content provider's source server.

         Fiber Optic. Our facilities will be connected to major fiber optic backbones affording our clients' with optimum connectivity to what is becoming a worldwide fiber optic network. Our Northvale facility has access to multiple fiber networks including those operated by Vyvx and AT&T ; the West Coast facility will have connectivity reaching from Hawaii to Japan to Australia. Tapping into recently installed connectivity from the West Coast facility will afford Directrix the option of using fiber optic networks for backhaul of video files in lieu of higher cost satellite transmission. Directrix plans to tap into the major fiber pipelines running across the Pacific, connecting Directrix to the burgeoning Asian market for digital services.

         We offer our customers the most cost effective means of transporting and/or delivering their content both within their organization and to the customers with our array of delivery options.

         Video-On-Demand (VOD). With the cable industry's accelerating deployment of digital set top boxes, we anticipate that distribution of programming on a VOD basis will become widespread. Spice was a participant in some of the early VOD deployments and we intend to continue to capitalize on our experience and expertise to enable our media customers to distribute their digital media content to this new outlet.

         The evolution of pay-per-view and near-Video On Demand (nVOD) is due, in part, to technological advancements and to Internet inspired consumer demand for selective entertainment. Based on a report by media analyst Paul Kagan, by 2005, VOD will rank highest among services for television commerce, portals, interactive advertising, electronic program guides and Internet television in revenue per household. VOD is also poised to displace 53% of the revenue from the video rental market in the next ten years.

         Directrix-encoded content is already on servers manufactured by SeaChange, Oracle and Concurrent in VOD trials promoted by multiple system operators such as Cablevision, Cox and Time Warner. Supplementing its VOD encoding, Directrix has implemented an end-to-end turnkey satellite delivery system to provide remotely deployed VOD file servers with refreshed VOD content for its clients. Once a master videotape has been received and encoded, the files are electronically tagged with codes for the appropriate destinations, scheduled for satellite delivery and uploaded into an IP encapsulator. This addressability allows for multi-cast delivery: a single file may be delivered, via satellite, simultaneously to multiple sites and thereby most effectively utilize satellite time and bandwidth.


 Adult Entertainment

         We have a strong foothold in the adult entertainment industry which we have leveraged in securing customers for our various service offerings. We expect to be able to build on this success with the establishment of our West Coast facility.

         Technological advances that have improved both convenience and privacy as well as increasing legal protection as a result of enhanced signal security have helped make adult entertainment a multi-billion dollar annual industry in the United States. The largest cable system and DBS operators, owned by companies such as AT&T and AOL/Time Warner, are among the largest distributors of adult content.

         We believe that technology has helped break down the barriers, both social and legal, between consumer and product. The ability to make an anonymous purchase in one's home has greatly impacted the industry. In 2000, pay-per-view
(PPV) revenues from adult content generated $409 million according to a report on the PPV business prepared by Showtime Events Television, surpassing the revenue generated by other PPV events.

         The convenience of click-and-watch is similarly generating revenue on the Internet. Approximately one in four regular Internet users - or 21 million Americans - visit one of the more than 60,000 sex sites on the Web at least once a month. Analysts from Forrester Research report that these sites generate at least $1 billion a year in revenue.

         We believe our adult content customers will be willing to use our digital asset management services to reformat their content for distribution across these new distribution avenues.

PRINCIPAL CUSTOMERS

         Directrix' principal current customers include Playboy, Califa, Cornerstone Media Group and Naked News.com. Many customers are under multi-year agreements that expire on various dates.

GOVERNMENTAL REGULATION

         Directrix' business is not currently subject to material governmental regulation. Most of Directrix' customers distribute adult sexually themed programming. Federal and state governments, along with various advocacy groups, consistently propose and support legislation aimed at restricting the provision of, access to and content of adult entertainment. Were any such legislation enacted, it could adversely affect Directrix' customers which could, in turn, adversely affect Directrix.

         We plan to install a satellite uplink at the West Coast facility. Satellite uplink facilities are licensed by the Federal Communications Commission and may be subject to local zoning and other land use restrictions. We are currently applying for an FCC license for the uplink facility. We do not anticipate having difficulty in securing appropriate licensing for the facility.

RECENT DEVELOPMENTS

         EMI Agreement. In May 2001, EMI shut down its networks, and sold its customer list to its largest competitor, a wholly owned subsidiary of New Frontier Broadcasting, for $500,000 in cash and $250,000 of New Frontier stock. Directrix entered into an agreement with EMI that provided for the cancellation of its option to acquire the network business or stock of EMI (the "EMI Option") and for the settlement of the EMI receivable, which amounted to approximately $0.6 million at March 31, 2001. As per terms of the agreement, on May 1, 2001, Directrix forgave its rights to the EMI Option and EMI agreed to transfer both the cash and stock proceeds from the sale of its customer list to Directrix as settlement of the EMI receivable.

         Termination of Transponder Agreement. In May 2001, Directrix terminated its Transponder Agreement and transitioned its transponder services customers to Loral. Loral agreed to extinguish its receivable and an early termination charge both of which aggregated approximately $11 million in exchange for (i) the issuance to Loral of a $1.65 million note under the Credit Facility and (ii) Directrix' issuance of $3.0 million face amount of a new series of junior preferred stock convertible at $3.00 per share and bearing a 6% pay in kind
(PIK) dividend payable in Directrix Common Stock and a five-year warrant to acquire 200,000 shares at an exercise price of $3.00 per share. The agreement is subject to the execution of formal documentation and consummation of the Playboy Transaction.

         Restructuring of the Credit Facility. In July, 2001, Directrix negotiated a restructuring of the Credit Facility. Under the agreement, the holders of the Credit Facility agreed to (i) extend the maturity date until March 31, 2003, (ii) permit Directrix to PIK the interest payment and (iii) waive the violation of and eliminate stockholders' equity covenant and replace it with an annual covenant commencing with the fiscal year ending March 31, 2002 which requires that Directrix not allow its stockholders' deficit to exceed $5.0 million. In consideration of the foregoing, Directrix agreed to issue the holders of the Credit Facility, excluding Messrs. Faherty and McDonald (two executive officers of Directrix) and Loral, warrants to acquire 125,000 shares of Directrix common stock at an exercise price of $3.00 per share. The agreement is subject to the execution of formal documentation and consummation of the Playboy Transaction.

         Messrs. Faherty and McDonald agreed to the cancellation of their notes under the Credit Facility, which aggregated $1.65 million at March 31, 2001. In consideration thereof, Directrix will issue $1.65 million face amount of a new series of senior preferred and warrants to acquire 200,000 shares of Directrix common stock, subject to the execution of formal documentation and consummation of the Playboy Transaction. The senior preferred will have the same terms as the junior preferred issued to Loral except that (i) it will have priority over the Loral preferred on liquidation, (ii) the conversion price shall be $1.50 per share, (iii) the holders will have the right to appoint two members to the Directrix Board of Directors and (iv) the holders will have voting rights as if their preferred stock had been converted into Common Stock. The warrants will have an exercise price of $3.00 per share and will be exercisable for five years.

         Los Angeles Facility. In connection with the proposed transaction with Playboy, Directrix entered into a three party letter of intent with Kingston and Playboy, under which Kingston agreed to purchase the building, make necessary improvements to the property and enter into a triple net lease of the property with Directrix for fifteen years. The purchase and sale agreement for the property was executed on March 30, 2001 and a late July or early August closing is anticipated. Directrix and Kingston are in final negotiations of the triple net lease of the property.

         Directrix and Playboy are in final negotiations to sublease approximately 48,000 square feet to Playboy under a 15 year net lease and will enter into a 15 year Master Services Agreement to provide network origination and studio services, and studio facilities for Playboy's television networks and productions. Directrix has agreed to provide equipment, integration and technical improvements necessary to provide the services under the Master Services Agreement, when executed.

         Executive Compensation. Messrs. Faherty, McDonald and Kirby, Directrix' Chief Executive Officer, President and Chief Operating Officer, respectively and Terry Taylor, the Vice-President of Sales and Marketing, voluntarily agreed to a reduction in their annual salaries of $25,000 on an annualized basis. The salary reductions took effect on May 1, 2001 and will continue for the remainder of the year ended March 31, 2002. In consideration of the salary reduction, the Compensation Committee of the Board of Directors granted each of the executives 11,063 restricted shares of Directrix common stock.

         Previously on June 24, 2000, Messrs. Faherty, McDonald and Kirby voluntarily agreed to salary reductions of $200,000, $24,750 and $22,584, respectively. The salary reductions were to last through the end of the fiscal year ended March 31, 2001. In consideration of their agreements to the June 24, 2000 salary reductions, Messrs. McDonald and Kirby were granted fully vested options to acquire 5,000 shares of Directrix common stock exercisable at $4.00 per share and Mr. Faherty was granted fully vested options to acquire 25,000 shares of Directrix common stock exercisable at $2.25 per share. The exercise price was equal to the closing price of Directrix common stock on the respective grant dates. The three executive officers voluntarily agreed to continue the salary reductions (in addition to the reduction described above) through the fiscal year ended March 31, 2002. In consideration of their agreement to continue the salary reductions, on May 1, 2001, the Compensation Committee awarded Messrs. Faherty, McDonald and Kirby 96,552, 11,948 and 10,903 shares, respectively, of Directrix common stock.

         Board of Directors. On April 17, 2001, the Board of Directors voted to increase the number of directors to seven members. On May 17, 2001, Rudy Miller resigned from the Board. Mr. Miller's resignation was attributable to his current client commitments. Directrix appointed Mr. Mark Egan of Marlin Capital Corp., a private investment fund, and Mr. Larry Kaplan, a principal of GV Capital, a brokerage firm specializing in private placements, to fill two of three vacancies on the Board. Mr. Egan was named Chairperson of the Audit Committee at the most recent meeting of the Board of Directors. Directrix is currently seeking a seventh member for the Board. All of the Board members will stand for reelection at the next annual shareholders meeting.

         Akamai. We received a notice of default from Akamai for amounts owed under the Amended and Restated Akamai Reseller Agreement dated August 15, 2000. We have contested the default notice as to the amount owed and asserted that Akamai has failed to fulfill its commitments to Directrix. The parties are currently in negotiation to settle the outstanding amounts owed and resolve open issues. There can be no assurance that the parties can reach an acceptable settlement.

EMPLOYEES

         At March 31, 2001, Directrix had a total of 39 employees. Directrix believes that its relationship with its employees is satisfactory.

Item 2.  Properties.

         Executive and Sales Offices. Directrix leases approximately 3,000 square feet of office space at 236 West 26th Street, New York, New York for its executive and sales offices pursuant to a lease commencing April 1, 1999 and expiring on January 31, 2002. The lease provides for monthly rent ranging from $5,200 per month to $5,624 per month over the life of the lease.

         Operations Facility. The Operations Facility is currently located in a 22,000 square foot building located at 230 Pegasus Avenue, Northvale, New Jersey and includes a 25,000 square foot downlink and satellite dish field. Directrix executed a four-year sublease with the building's existing tenant which expires April, 2003 and a six-year lease with the building owner which expires April, 2009. The monthly rent ranges from $14,427 to $16,230 over the life of the leases. Directrix was granted eight months free rent following the inception of the sublease.

         As noted in "RECENT DEVELOPMENTS", Directrix intends to enter into a 15 year net lease of the West Coast facility, an approximately 110,000 square foot facility located in the Burbank-Glendale section of Los Angeles. The lease, which is in final negotiations, will provide rent of $165,000 per month, increasing 3% per year for the first ten years. In the eleventh year the rent increases 10% from the level in the tenth year and remains at that level for the balance of the term. Directrix will net lease approximately 48,000 square feet of office space in the facility to Playboy under a 15-year sublease which is currently in final negotiations.

         Directrix believes its leased premises are adequate to conduct its business operations.

Item 3.  Legal Proceedings.

         Directrix was named as a defendant in an action brought by Logix Development Corporation ("Logix") in the Los Angels County Superior Court (Logix, et. al. v. Emerald Media, Inc., et. al., Case No. BC250732) in May 2001. Logix also named as defendants in the action Spice Entertainment Companies, Inc. and New Frontier Media, Inc. The suit arises out of EMI's sale of its customer list to a wholly owned subsidiary of New Frontier and alleges, among other things, that the sale was in derogation of Logix' rights to the customer list and that Directrix failed to honor the obligation to continue to provide certain transponder and playback services to Logix, which obligation Directrix assumed as part of the Playboy merger. The suit alleges breach of contract, fraud and negligent misrepresentation and Logix is seeking damages in excess of $10 million. Directrix is obligated to defend the suit on behalf of Spice Entertainment Companies, now a subsidiary of Playboy Enterprises International, Inc. Directrix believes the suit is without merit and plans a vigorous defense.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2001.


                                    PART II

Item 5.  Market for Registrants' Common Equity and Related Stockholder Matters.

         Directrix' Common Stock began trading on the OTC Electronic Bulletin Board ("OTC") on March 15, 1999 under the symbol "DRCX " (for the period from March 16, 1999 to March 31, 1999, Directrix Common Stock traded under the symbol "DRCXV".)

         The following table sets forth, for the periods indicated, the per share range of high and low sales prices for Directrix' Common Stock as reported on the OTC.

                                                        High             Low
                                                       ------           ------
Year Ended March 31, 2000
-------------------------

         First Quarter ............................    $ 8.75           $ 3.88
         Second Quarter ...........................    $ 7.13           $ 4.75
         Third Quarter ............................    $ 4.75           $ 3.69
         Fourth Quarter ...........................    $15.00           $ 4.00

Year Ended March 31, 2001
-------------------------

         First Quarter ............................    $ 9.82           $ 4.00
         Second Quarter ...........................    $ 5.00           $ 2.25
         Third Quarter ............................    $ 3.25           $ 1.63
         Fourth Quarter ...........................    $ 3.50           $ 1.50


         Directrix currently has approximately 540 beneficial shareholders.

         Directrix has never paid cash dividends on its Common Stock, intends to retain future earnings to support the growth of its business and does not anticipate paying any cash dividends in the near future. The payment of any future cash dividend on Common Stock will be determined by Directrix' Board of Directors in light of conditions then existing, including Directrix' earnings, financial condition, capital requirements and other factors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

OVERVIEW

         Business. Directrix, Inc. ("Directrix"), a Delaware corporation, is a full service provider of network origination, digital video asset management and digital content delivery services, primarily to the adult entertainment industry.

         Directrix offers a complete range of network origination services for the creation and distribution of traditional television networks using advanced video file server based playback and when completed, its own satellite uplink facility. Directrix will also offer studio production, editing and post production services when its new West Coast facility is completed. Directrix provides digital content management and delivery services using The Directrix Content Delivery Network that provides media owners with the ability to manage their content and distribute it using Directrix' satellite, fiber optic and Internet connectivity. Directrix is a reseller of Akamai's intelligent Internet architecture that connects over 10,000 file servers strategically located around the world to boost the performance and consumer experience of rich media content over the Web.

         Formation and Asset Transfer. Directrix was originally a wholly owned subsidiary of Spice Entertainment Companies, Inc. ("Spice") and provided network origination and technical services for Spice's networks. Directrix became a stand-alone company when, as part of the March 15, 1999 merger ("Merger") of Spice into Playboy Enterprises Group, Inc. ("Playboy"), Spice spun off Directrix by distributing approximately 2,075,000 shares of Directrix Common Stock to the Spice stockholders. As part of the Merger, Spice contributed certain assets to Directrix including its New York City based master control and playback facility and 173,784 shares of Playboy stock with a market value of approximately $4.5 million.

         Spice also assigned all of its technical service agreements to Directrix, and Directrix entered into services agreements with Playboy and Califa Entertainment Group, Inc. ("Califa") to provide network origination and uplink services for the television networks acquired from Spice as part of the Merger. Directrix also assumed Spice's transponder agreements with Loral Skynet ("Loral") for four C-Band transponders.

         In September 1999, Directrix relocated its master control and playback facility from New York City to Northvale, New Jersey. Directrix' service agreements with Playboy were to expire on March 15, 2001. During the negotiations to secure an extension and expansion of Playboy's service agreements, Directrix agreed to establish a network origination, studio services and uplink facility in Los Angeles with Playboy as its anchor tenant and primary customer. To that end, Directrix and Playboy entered into a February 26, 2001 letter of intent ("LOI") whereby Playboy agreed to become the anchor tenant of the proposed new facility and upon the planned acquisition of such facility, agreed to enter into a multi-year master services agreement for network origination and studio services for Playboy's networks and original productions. In connection with the proposed transaction with Playboy, Directrix entered into a three party letter of intent with Kingston Investors Corp. ("Kingston") and Playboy. As per terms of the three party letter of intent, Kingston agreed to purchase the property and make necessary improvements to the property. Kingston and Directrix are in final negotiations of a 15 year triple net lease of the property, from which Directrix will sublease a portion of the facility to Playboy under a 15 year triple net lease and will also enter into a 15 year Master Services Agreement for the technical services described above (collectively, the "Playboy Transaction"). Directrix and Playboy are in final negotiations of a triple net lease and Master Services agreements.

RESULTS OF OPERATIONS

         Directrix became a stand-alone entity on March 16, 1999 following the merger of Spice with Playboy. In May, 1999, the Board of Directors of Directrix approved a change in Directrix' fiscal year to March 31 from December 31. The three-month transition period from January 1, 1999 to March 31, 1999 that preceded the start of the new fiscal year was presented in Form 10-QSB Transition Report filed with the Securities and Exchange Commission in May, 1999.

YEAR ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

         Net Loss. Directrix reported a net loss of $10.3 million for the year ended March 31, 2001 as compared to a net loss of $6.1 million for the year ended March 31, 2000. The increase in net loss is primarily attributable to an approximately $3.6 million reduction in total revenue and one-time gain of $0.4 million associated with the sale of Playboy stock recognized during the year ended March 31, 2000. Increases in salary expense, library amortization, depreciation expense, interest expense and the inclusion of broadband expenses in the year ended March 31, 2001 totaling approximately $2.6 million were mostly offset by decreases in selling, general and administrative expenses and satellite expenses of $1.5 million and $0.8 million respectively. Directrix also incurred $0.7 million of expenses in connection with certain minimum usage commitments for broadband services.

         Revenues. Directrix reported total revenue of $5.2 million for the year ended March 31, 2001 as compared to total revenue of $8.8 million for the year ended March 31, 2000. The decline in total revenue was primarily attributable to a decline in revenue from EMI of $3.5 million and revenue from new transponder business of $0.1 million. For the year ended March 31, 2001, revenues from Playboy and Califa increased by approximately $0.2 million as compared to the corresponding period. For the year ended March 31, 2001, approximately $3.2 million of revenues recorded by Directrix were attributable to EMI.

         For the period from April 1, 1999 to December 31, 1999, Directrix recorded revenues from EMI based on contractual amounts. Beginning January 1, 2000, due to uncertainty surrounding EMI's ability to pay for all services provided, Directrix recorded revenue from EMI on a cash basis.

         For the years ended March 31, 2001 and 2000, Directrix recorded bad debt expense of approximately $0.3 million and $1.0 million, respectively, of which $0.1 and $1.0 million was attributable to EMI.

         The net amount of accounts receivable due from EMI at March 31, 2001 was approximately $0.6 million. On September 30, 1999, Directrix and EMI reached an agreement whereby Directrix acquired all broadcast and Internet worldwide rights to EMI's library of movies. In consideration for these rights, Directrix reduced EMI's accounts receivable balance by $735,000, the fair market value of the acquired rights on the agreement date.

         As described in "RECENT DEVELOPMENTS", in May 2001, EMI shut down its networks, and Directrix entered into an agreement with EMI that provided for the extinguishment of the EMI Option and settled the EMI receivable for cash and stock aggregating approximately $0.75 million.

         Directrix' original service agreements with Playboy and Califa expired on March 15, 2001. Directrix extended the term of its service agreements with Playboy through March 31, 2002 as per the LOI and while continuing to provide services for Califa, was in final negotiations to extend the term of its service agreements with Califa and provide additional services to Califa. In May 2001, Directrix began providing network origination services to VOD, Inc. ("VODI"), a Califa affiliate, for an additional network. In July 2001, Playboy exercised its option to acquire the networks operated by Califa and VODI. Directrix plans to negotiate with Playboy to combine the service agreements for the Califa/VODI networks with the service agreement for the Playboy networks.

         Salaries, Wages and Benefits. Directrix reported salaries, wages and benefits of $3.4 million for the year ended March 31, 2001 as compared to $3.0 million for the year ended March 31, 2000. The increase in salaries, wages and benefits was primarily attributable to the addition of two senior sales and marketing executives in April 2000, partially offset by the executive salary reductions more fully described in "EMPLOYMENT AGREEMENTS".

         Library Amortization. Directrix reported library amortization for the year ended March 31, 2001 of $0.6 million as compared to $0.4 million for the year ended March 31, 2000. The increase in library amortization was attributable to the additional amortization from the acquisition of EMI's library of movies acquired on September 30, 1999 and Directrix' reduction of the estimated life of its library of movies to two years effective April 1, 2001. The estimated life of the library was reduced to conform to related contractual agreements for the use of the movies, principally by EMI.

         Satellite Cost. Directrix reported satellite, playback and uplink expenses for the year ended March 31, 2001 of approximately $5.7 million, as compared to $6.5 million for the year ended March 31, 2000. The decrease in satellite costs was primarily attributable to the amendment of Directrix' lease agreement with Loral in December 2000, which provided for, among other things, a reduction in the number of leased transponders from four to three and a reduction of Directrix' monthly transponder costs from $520,000 to $240,000.

         As described in "RECENT DEVELOPMENTS", in May 2001, in conjunction with the shut down of the EMI networks, Directrix terminated its agreement with Loral. Management believes that the direct leasing of satellite transponders no longer fits into Directrix' long-term plans and by terminating the Transponder Agreement, Directrix has eliminated its largest recurring monthly charge and has ceased providing transponder services.

         Broadband Expenses. Directrix reported broadband expenses of approximately $0.7 million for the year ended March 31, 2001. The addition of broadband expenses was attributable to the activities of its wholly-owned subsidiary, Directrix Broadband, Inc, which is a reseller of Akamai's intelligent Internet architecture.

         Selling, General and Administrative Expenses. Directrix reported selling, general and administrative expenses of $2.4 million for the year ended March 31, 2001 as compared to $3.9 million for the year ended March 31, 2000. The decrease was primarily attributable to a decrease in provision for bad debt expense relating to EMI of $0.8 million as compared to the corresponding period. Also contributing to the decrease in selling, general and administrative expenses for the year ended March 31, 2001 were decreases in production services, rent and utilities, relocation and temporary help expenses totaling approximately $0.7 million.

         Depreciation of Fixed Assets. Directrix reported depreciation of fixed assets of $1.4 million for the year ended March 31, 2001 as compared to depreciation of fixed assets of $1.3 million for the year ended March 31, 2000. The increase in depreciation expense was attributable to the buildout and acquisition of equipment for the Northvale facility.

         Interest Expense. Directrix reported interest expense of $1.2 million for the year ended March 31, 2001 as compared to interest expense of $0.2 million for the year ended March 31, 2000. The increase in interest expense was attributable to interest on the amounts drawn down from Directrix' revolving line of credit, interest pertaining to the transponder lease liability in the year ended March 31, 2001, interest associated with the intrinsic value of the beneficial conversion feature of the convertible debentures issued in March 2001 and the amortization of additional Common Stock purchase warrants issued in February and October 2000 in connection with the revolving line of credit.

         Gain on Sale of Marketable Securities. Directrix reported a gain on sale of marketable securities of approximately $0.4 million for the year ended March 31, 2000. The gain was attributable to the sale of 173,784 shares of Playboy stock that was contributed to Directrix by Spice as part of the March 15, 1999 merger between Spice and Playboy.

RELIANCE ON A LIMITED NUMBER OF CUSTOMERS

         For the fiscal years ended March 31, 2001 and 2000, a significant portion of Directrix' revenue was generated by a limited number of customers. While the loss of any of these customers or a substantial reduction in orders by any of these customers could have a material adverse effect on Directrix' operating results, management believes that the addition of new customers through its Broadband subsidiary and the addition of the West Coast facility and long term master services agreement with Playboy will assist Directrix in expanding its customer base and further develop its digital video asset management business lines.


LIQUIDITY AND CAPITAL RESOURCES

Working Capital. Directrix had a working capital deficiency of $11.4 million on March 31, 2001 as compared to a working capital deficiency of $1.1 million on March 31, 2000. The decline in working capital for the year ended March 31, 2001 was primarily attributable to a net loss of $10.3 million.

Credit Facility. Directrix has a $4.5 million revolving line of credit pursuant to the terms of a March 15, 1999 Loan and Security Agreement, as amended by the Amended and Restated Loan and Security Agreement dated February 15, 2000 (as amended, the "Amended Loan Agreement"). The providers of the Credit Facility include the Chief Executive Officer, the President and four unrelated parties (collectively, the "Lenders"). The Credit Facility bears interest at 11% per annum, payable monthly, and was to mature on March 15, 2002. As part of the restructuring, the maturity date will be extended to March 31, 2003, subject to the execution of formal documentation and consummation of the Playboy Transaction. Substantially all of Directrix' assets have been pledged as collateral for this obligation.

         On October 16, 2000, Directrix and the Lenders agreed to modify the terms of the Amended Loan Agreement. The Amendment increased the Credit Facility from $3.5 million to $4.5 million and modified the financial covenants which required that beginning with the year ended March 31, 2001 Directrix have at least $3.0 million of stockholders' equity at the end of each fiscal year. The Amendment also states that if Directrix has not sold or transferred the EMI Option by March 31, 2001, then the Lenders would have the option to convert their Notes into Directrix Common Stock on the same terms as the most recent placement of Directrix Common Stock or, if there has been no placement of Directrix Common Stock, on terms to be negotiated, in good faith, by the Borrower and the Lenders.

         At March 31, 2001, Directrix was in violation of the stockholders' equity financial covenant. The Lenders agreed as part of modifications to the Credit Facility to waive the violation of the financial covenant as more fully described below.

         As of March 31, 2001, Directrix has drawn down approximately $4.2 million from the Credit Facility, with $0.3 million unused funds remaining under the facility. Under the Credit Facility, Directrix is not permitted to draw down on the Credit Facility after March 15, 2001.

         In consideration of their agreeing to provide the Credit Facility, Directrix granted the Lenders 45,000 and 60,000 common stock purchase warrants on March 15, 1999 and February 16, 2000, respectively, exercisable for ten years at $0.01 per share. The aggregate fair market value of the warrants (determined using the Black-Scholes pricing model) amounts to approximately $0.7 million and is being amortized over the term of the Credit Facility. All of the warrants were exercised as of March 31, 2000.

         In consideration of their agreeing to provide the additional Credit Facility and the modification of the covenants, Directrix granted the Lenders an aggregate of 60,000 common stock purchase warrants on October 16, 2000, exercisable for ten years at $0.01 per share. The aggregate fair market value of the warrants (determined using the Black-Scholes pricing model) amounts to approximately $0.2 million and is being amortized over the term of the Credit Facility. All of the warrants were exercised as of March 31, 2001.

Convertible Debentures. In March 2001 Directrix completed a private placement of $500,000 of convertible debentures ("Debentures"), of which $375,000 were issued and cash received as of March 31, 2001. The Debentures are convertible into shares of Directrix common stock at any time, at the option of the holders, at a conversion rate of $1.50 per share of common stock. The conversion rate is subject to anti-dilution protection for stock splits, stock dividends, stock reclassifications and mergers. Directrix can require conversion at any time if the average trading price of its common stock is over $5.00 for any ten consecutive trading days prior to maturity. The Debentures mature on March 31, 2003, are senior to all of Directrix' other obligations other than the Credit Facility and bear interest at 6% per annum, payable at maturity. Directrix can elect to pay the interest by issuing additional shares of Directrix common stock in lieu of a cash interest payment. Directrix has granted the Debenture holders registration rights for the shares of Common Stock into which the Debentures are convertible and has committed to file the registration statement during the year ended March 31, 2002.

Playboy Stock and Operations Facility. During the year ended March 31, 2000, Directrix sold all 173,784 shares of its Playboy stock (contributed by Spice at Closing) for net cash proceeds aggregating approximately $4.8 million, resulting in a gain of approximately $0.4 million.

         On September 1, 1999, Directrix relocated its Operations Facility to a new facility located in Northvale, New Jersey. The fully automated network origination center is designed to be a 24 hours a day by 7 days a week full service provider of all the technical and creative services required to develop, support and deliver network television, video, audio and data services via satellite, fiber and Internet.

Restructuring Plan. Since becoming a stand-alone company on March 15, 1999, Directrix has incurred net losses of $6.1 million and $10.3 million for the years ended March 31, 2000 and March 31, 2001, respectively. At March 31, 2001, Directrix has a working capital deficiency of $11.4 million. These matters raise substantial doubt about Directrix' ability to continue as a going concern. Directrix' continued existence is dependent upon several factors, including the completion of the master services agreement with Playboy, management's ability to successfully implement the restructuring plan described below and its ability to generate operating cash flow via execution of its long-term business plan.

         Management has developed and begun implementation of a multi-phase restructuring plan to re-establish Directrix on sound financial footing. The restructuring plan addresses the areas that management believes are critical to the realization of Directrix' short and long-term plans. The areas addressed by this plan are outlined below and include (i) the transponder services agreement,
(ii) restructuring of the Credit Facility, (iii) the Los Angeles facility, (iv) transition of its new business to the Los Angeles based facility and attracting new business and (v) new financing.

         Transponder Services Agreement. Approximately $5.8 million of the working capital deficiency was attributable to amounts owed to Loral under Directrix' Agreement for Transponder Services ("Transponder Agreement"). In May 2001, Directrix terminated its Transponder Agreement and transitioned its transponder services customers to Loral.

         When the Transponder Agreement was terminated, Directrix owed Loral approximately $5.8 million for past due service fees and a $5.0 million early termination charge. Loral agreed to extinguish its receivable and the early termination charge in exchange for (i) the issuance to Loral of a $1.65 million note under the Credit Facility, (ii) Directrix' issuance of $3.0 million face amount of a new series of junior preferred stock convertible at $3.00 per share bearing a 6% PIK dividend and (iii) Directrix' issuance of a five-year warrant to acquire 200,000 shares at an exercise price of $3.00 per share. The agreement is subject to the execution of formal documentation and consummation of the Playboy Transaction.

         Management believes that the direct leasing of satellite transponders no longer fits into Directrix' long-term plans and by terminating the Transponder Agreement, Directrix has eliminated its largest recurring monthly charge and has ceased providing transponder services.

         Restructuring of the Credit Facility. Directrix has a $4.5 million Credit Facility, from which $4.2 million has been drawn down as of March 31, 2001 (see above). The Credit Facility was scheduled to mature on March 15, 2002, but after March 15, 2001, Directrix could no longer draw down any further advances under the Credit Facility. The Credit Facility is secured by a first lien on all of Directrix' assets.

         To facilitate the agreement with Loral and enhance Directrix' ability to attract new capital, Directrix has negotiated a restructuring of the Credit Facility. Under the agreement, the holders of the Credit Facility agreed to (i) extend the maturity date until March 31, 2003, (ii) permit Directrix to pay interest in kind with Directrix common stock (PIK) and (iii) waive the violation of and eliminate stockholders' equity covenant and replace it with an annual covenant commencing with the fiscal year ending March 31, 2002 which requires that Directrix not allow its stockholders' deficit to exceed $5.0 million. In consideration of the foregoing, Directrix agreed to issue the holders of the Credit Facility, excluding Messrs. Faherty and McDonald (two executive officers of Directrix) and Loral, warrants to acquire 125,000 shares of Directrix common stock at an exercise price of $3.00 per share. The agreement is subject to the execution of formal documentation and consummation of the Playboy Transaction.

         Messrs. Faherty and McDonald agreed to the cancellation of their notes under the Credit Facility, which aggregated $1.65 million at March 31, 2001. In consideration thereof, Directrix will issue $1.65 million face amount of a new series of senior preferred and warrants to acquire 200,000 shares of Directrix common stock, subject to the execution of formal documentation and consummation of the Playboy Transaction. The senior preferred will have the same terms as the junior preferred issued to Loral except (i) it will have priority over the Loral preferred on liquidation, (ii) the conversion price shall be $1.50 per share,
(iii) the holders will have the right to appoint two members to the Directrix Board of Directors and (iv) the holders will have voting rights as if their preferred stock had been converted into Common Stock. The warrants will have an exercise price of $3.00 per share and will be exercisable for five years.

         Los Angeles Facility. Management believes that the establishment of the Los Angeles facility is critical to the realization of its long-term business plan. In connection with the proposed transaction with Playboy, Directrix entered into a three party letter of intent with Kingston and Playboy, under which Kingston agreed to purchase the building, make necessary improvements to the property and enter into a triple net lease of the property with Directrix for fifteen years. The purchase and sale agreement for the property was executed on March 30, 2001 and a late July or early August closing is anticipated. Directrix and Kingston are in final negotiations of a triple net lease of the property.

         As contemplated by the letter of intent between Playboy and Directrix, the parties are in final negotiations of a 15-year net sublease for a portion of the premises and a 15-year Master Services Agreement, in which Directrix will provide network origination and studio management services for Playboy's television networks and productions. Directrix has agreed to provide equipment, integration and technical improvements necessary to provide the services under the Master Services Agreement, upon its execution.

         Transition of its Existing Business to the Los Angeles Facility and Attract New Business. Although Playboy will serve as the anchor tenant for the Los Angeles facility, the facility will have the capacity to provide network origination and other technical services to additional customers and has a second studio that will only be partially utilized by Playboy. Management intends to transition Directrix' existing service agreements for the networks operated by Playboy, Califa and its affiliate, VOD, Inc. ("VODI") to the Los Angeles based facility and anticipates providing services to additional customers from the facility.

         If Directrix transitions its existing service agreements for the networks operated by Playboy, Califa and VODI to the West Coast facility, Directrix will have substantial unused capacity at its Northvale facility. Management would prefer to maintain the Northvale facility and operation centers on both coasts and is currently exploring several options for the productive utilization of the facility, including diversifying its East Coast customer base or subleasing the facility to a third party. There can be no assurances that Directrix will be successful in obtaining new business sufficient to maintain operation centers on both coasts or find a lessee for the Northvale facility.

         New Financing. The final phase of management's plan is to locate a new source of working capital. Management forecasts that Directrix will require additional funding to provide for the deficiency in working capital until Directrix generates operating cash flow. Management is exploring various options, including the possible private placement of equity securities with individual, institutional and/or strategic investors, but has yet to secure a commitment for any such financing. There can be no assurance that management will be successful in its efforts to obtain sufficient capital.

         Management believes that if it is successful in implementing the restructuring plan described above, Directrix will be able to realize its long-term business plan and achieve profitability. However, there can be no assurance that Directrix will be able to implement the restructuring plan or realize on its long-term business plan. Moreover, there can be no assurance that the successful implementation of the business plan will improve operating results and/or result in Directrix achieving profitability. There also can be no assurance that unforeseen circumstances could prevent Directrix from achieving its goal.

Item 7.  Financial Statements.

         See the Financial Statements at pages F-1 through F-21.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 9. Directors; Executive Officers, Promoters and Control Persons; Compliance with Exchange Act Section 16(a).

         The executive officers and directors of Directrix are as follows:

Name                                       Age         Position
----                                       ---         --------
J. Roger Faherty                            62         Chairman of the Board
                                                        of Directors and Chief
                                                        Executive Officer

Donald J. McDonald, Jr.                     49         President, Director,
                                                        Treasurer and Chief
                                                        Financial Officer

Richard J. Kirby                            40         Chief Operating Officer,
                                                        Executive Vice President
                                                        and Secretary

Richard M. Cohen                            50         Director

Leland H. Nolan                             54         Director

Mark Egan                                   59         Director

Lawrence Kaplan                             58         Director

         J. ROGER FAHERTY has been Chairman of the Board and Chief Executive Officer of Directrix since its incorporation. From December 1991 to March 15, 1999, Mr. Faherty was the Chairman of the Board and a director of Spice. In 1991, he was elected as the Chief Executive Officer of Spice and became Spice's President in 1996.

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

         LELAND H. NOLAN has been a director of Directrix since its incorporation. From 1988 to March 15, 1999 Mr. Nolan was a director of Spice. From 1988 until December 31, 1995, he held various executive positions with Spice, most recently as Vice Chairman, International Initiatives. From 1996 to 1998, Mr. Nolan was a consultant to Infoglobal, S.A., a telecommunications, engineering and consulting firm based in Madrid, Spain. Mr. Nolan is currently Chairman and Chief Executive Officer of Metronet S.A., a technology and services company providing Internet and on-line services through television to customers in Spain, Portugal and Latin America.

         MARK EGAN was elected as a director of Directrix on April 17, 2001. Since 1989, Mr. Egan has been the Chairman and Chief Portfolio Officer of Marlin Capital Corporation, a private investment fund.

         LAWRENCE KAPLAN was elected as a director of Directrix on April 17, 2001. Mr. Kaplan is a Registered Representative and since 1993, has been a director and the sole stockholder of G-V Capital, Corp., a National Association of Securities Dealers, Inc. registered broker/dealer specializing in private placements and reverse mergers. Mr. Kaplan also serves on the Board of Directors of Osteoimplant Technology, Moorlex Corp., Greystone Medical, Gamebay.com and Betencourt Golf.

         On April 27, 2001, the Board voted to increase the number of directors to seven and appointed Mark Egan and Lawrence Kaplan to the Board. On May 17, 2001, Rudy Miller announced his resignation from the Board of Directors of Directrix. Mr. Miller's resignation was attributable to his current client commitments. The Board is currently seeking a seventh member.

         Directrix' Board of Directors is divided into three classes with staggered terms with initial durations of one year, two years and three years. Because Directrix has not held an annual meeting of stockholders, all of the Directors other than Mr. Miller are continuing to serve as directors even though their initial terms may have expired.

         Directrix is holding its first Annual Meeting of Stockholders on September 25, 2001 and all of the Directors will stand for re-election. If re-elected, Messrs. Nolan and Cohen serve in the class whose term expires in 2002, Messrs. Egan and Kaplan will serve in the class whose term expires in 2003 and Messrs. Faherty and McDonald serve in the class whose term expires in 2004. The Directors will then hold office until the expiration of their term or until their successor has been elected and qualified.

         There are no family relationships among any of the executive officers or directors of Directrix.

CERTAIN PROCEEDINGS

         On October 14, 1998, the National Adjudicatory Council of the National Association of Securities Dealers, Inc. (the "NASD") (the self-regulatory organization for broker-dealers) issued a decision (the "Decision") which reversed in part and affirmed in part a prior decision of the NASD Market Surveillance Committee regarding Mr. Faherty's activities as a corporate finance consultant to a now defunct brokerage firm, Hibbard Brown & Co. Inc. The Decision dismissed two of three remaining causes of action against Mr. Faherty and rejected findings that he had violated NASD Conduct Rules 2110, 2120 and 2440, as well as Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The Decision did, however, hold that his activities with the brokerage firm gave rise to aider-and-abettor liability for such firm's violation of Section 15(c) of the Exchange Act, which prohibits the purchase or sale of securities by brokers or dealers involving manipulative, deceptive or fraudulent devices or contrivances, and Rule 15c1-2 promulgated thereunder, which defines such conduct. The Decision affirmed the imposition on Mr. Faherty of a censure and a bar from association with any member firm of the NASD, but reduced the fine assessed to $150,000. In November, 1998, Mr. Faherty appealed the Decision to the Securities and Exchange Commission. As a result of the appeal, which is still pending, enforcement of the sanctions has been stayed.

Item 10. Executive Compensation.

COMPENSATION AND OPTION/SAR GRANTS DURING MOST RECENT FISCAL YEARS

         The following table sets forth compensation paid by Directrix for services in all capacities to the Chief Executive Officer, the remaining executive officers and the next highest compensated officer for the years ended March 31, 2001 and 2000. Directrix did not pay executive officers any compensation nor grant any executive officer any options or SAR's during the year ended December 31, 1998 and prior to the Closing on March 15, 1999. Directrix did not grant any executive officer any options or SAR's from March 16, 1999 to March 31, 1999.



                                            Summary Compensation Table


                                                          Other
                                                          Annual      Restricted   Securities     All Other
                                                          Compen-       Stock      Underlying      Compen-
          Name and             3/31     Salary    Bonus   sation(1)     Awards       Options      sation(2)
     Principal Position        Year       ($)      ($)      ($)          ($)           (#)           ($)
---------------------------- -------- --------- -------- ----------- ------------ ------------- ------------
J. Roger Faherty(7)(8)          2001   245,343 (6)   --      --           --          25,000  (3)    9,945
  Chairman, Chief               2000   400,716       --      --           --          50,000  (4)    9,945
  Executive Officer &
  Director

Donald J. McDonald, Jr.(7)(8)   2001   181,272 (6)   --      --           --           5,000  (3)    1,850
  President, Director,          2000   202,500       --      --           --          25,000  (5)    1,850
  Treasurer & Chief
  Financial Officer

Richard J. Kirby(7)(8)          2001   184,788 (6)   --      --           --           5,000  (3)      549
  Chief Operating Officer,      2000   200,358       --      --           --          25,000  (5)      549
  Executive Vice President
  & Secretary

Terry Taylor(8)                 2001   161,538    4,167      --           --          20,000  (3)       --
  Executive Vice President,
  Sales & Marketing

Susan M. Sheeran                2001   120,442       --      --           --              --            --
  Vice President, Network
  Operations & Production


     1) Refer to the "Other Annual Compensation/All Other Compensation" table on the following page for information on the components of Other Annual Compensation. Where no dollar amount appears, Other Annual Compensation for these executives is less than 10% of the executive's salary and bonus for the year.

     2) Refer to the "Other Annual Compensation/All Other Compensation" table on the following page for information on the components of All Other Compensation.

     3) Refer to the "Options/Grants in Last Fiscal Year" table below for information concerning option grants for the year ended March 31, 2001.

     4) The April 21, 1999 employee grant did not include options for the Chief Executive Officer (the "CEO") because the Compensation Committee had not yet completed its evaluation concerning the granting of options commensurate with the CEO's duties and responsibilities. Subject to shareholder approval of the Stock Option Plan Amendment, on July 15, 1999 the Compensation Committee approved and Directrix granted options to acquire 50,000 shares of Directrix Common Stock to the CEO, exercisable at $6.44 per share, the market price on the grant date. Two-thirds of the options are vested and the final one-third will vest on July 15, 2001.

     5) These option grants are fully vested and subject to shareholder approval of the Proposed Amendment.

     6) Effective June 24, 2000, Messrs. Faherty, McDonald and Kirby voluntarily agreed to a reduction in their annual salaries of $200,000 for Mr. Faherty, $24,750 for Mr. McDonald and $22,584 for Mr. Kirby for the remainder of the fiscal year ended March 31, 2001. In consideration of their agreements to the June 24, 2000 salary reduction, Messrs. McDonald and Kirby were granted fully vested options to acquire 5,000 shares of Directrix Common Stock exercisable at $4.00 per share and Mr. Faherty was granted fully vested options to acquire 25,000 shares of Directrix Common Stock exercisable at $2.25 per share, in both cases, the closing price of Directrix Common Stock on the respective grant dates.

     7)  Messrs. Faherty, McDonald and Kirby agreed to continue the June
         24, 2000 salary reductions for the fiscal year ended March 31, 2002 (in addition to the salary reduction referred to in Note 8 below). In consideration thereof, Messrs. Faherty, McDonald and Kirby, were granted 96,552, 11,948 and 10,903 shares of Directrix Common Stock, respectively, on May 1, 2001.

     8) Messrs. Faherty, McDonald, Kirby and Taylor, Directrix' Chief Executive Officer, President, Chief Operating Officer and Vice-President of Sales and Marketing, respectively, voluntarily agreed to a reduction in their annual salaries of $25,000 on an annualized basis for the eleven-month period from May 1, 2001 through March 31, 2002. In consideration thereof, on May 1, 2001, each of the above named executives was granted 11,063 restricted shares of Directrix Common Stock.


                                       Other Annual Compensation/All Other Compensation

                                                                                               All Other
                                                Other Annual Compensation                     Compensation
                                    ------------------------------------------------     ----------------------
                                      Automobile        Deferred
                                       Related          Compen-          Long-Term        Life Ins.
                                       Expenses         sation           Disability        Premium      401(k)
          Name               Year         ($)             ($)                ($)             ($)          ($)
-------------------------  -------  -------------      ----------       ------------     -----------   --------
J. Roger Faherty             2001       14,020             --               8,548           9,945         --
                             2000       14,460             --               8,548           9,945         --

Donald J. McDonald, Jr.      2001       12,000             --               2,554           1,850         --
                             2000       12,000             --               2,554           1,850         --

Richard J. Kirby             2001       10,200             --               2,943             549         --
                             2000       10,200             --               2,943             549         --

Terry Taylor                 2001        8,800             --                  --              --         --

Susan M. Sheeran             2001        6,000             --                  --              --         --


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

         Effective as of March 15, 1999, Directrix entered into employment agreements with each of Messrs. McDonald and Kirby providing for the employment of Mr. McDonald as President and Mr. Kirby as Executive Vice President of Directrix. The employment agreements provide for a term ending on December 31, 2001. The agreements provide for an annual base salary of $195,000 and $192,938 for Messrs. McDonald and Kirby, respectively, to be adjusted annually by an amount equal to five percent (5%) of the prior year's base salary. Salary increases are cumulative so that the base salary for each succeeding year includes the prior year's increase. The agreements provide that if employment is terminated by Directrix "without cause" or by the executive for "good reason" (both as defined in the agreement), the executive is entitled to receive an amount equal to base salary, payable in monthly installments over the longer of
(i) the applicable termination date or (ii) twelve months. If the executive dies or becomes disabled, Directrix will continue to make base salary payments to the executive or his estate for twelve months following death or disability. In addition, the agreements provide that the executive will be entitled to a severance payment if Directrix terminates the executive's employment within 18 months following a change in control of Directrix.

         Directrix entered into an employment agreement with Mr. Taylor on May 1, 2000 as its Executive Vice President, Sales and Marketing. The agreement provides for an annual base salary of $175,000 and has a two-year term.


COMPENSATION PROGRAM FOR KEY EXECUTIVES

         Effective March 31, 2000 senior officers were granted five percent (5%) salary increases. As discussed previously, Messrs. Faherty, McDonald and Kirby, Directrix' Chief Executive Officer, President and Chief Operating Officer, respectively, voluntarily agreed to a reduction in their annual salaries of $200,000 for Mr. Faherty, $24,750 for Mr. McDonald and $22,584 for Mr. Kirby. The salary reductions took effect on June 24, 2000 and were to continue for the remainder of the year ended March 31, 2001. In consideration of their agreements to the June 24, 2000 salary reductions, the Compensation Committee of the Board of Directors granted each of Messrs. McDonald and Kirby 5,000 fully vested options to acquire shares of the Common Stock of Directrix exercisable at $4.00 per share, the closing price of Directrix' stock on June 22, 2000. In consideration of Mr. Faherty's agreement to the salary reduction, the Compensation Committee decided to grant Mr. Faherty 25,000 fully vested options to acquire shares of the Common Stock of Directrix exercisable at $2.25 per share, the closing price of Directrix' stock on the September 18, 2000 grant date.

         As described in "RECENT DEVELOPMENTS," the three executive officers agreed to continue the salary reduction for the year ended March 31, 2002, and the named officers and Terry Taylor, the Executive Vice President, Sales and Marketing, agreed to an additional $25,000 voluntary salary reduction on an annualized basis from May 1, 2001 through March 31, 2002. In consideration of the $25,000 salary reduction, each of the four officers were granted 11,063 shares of Directrix Common Stock. In consideration of the agreement of Messrs. Faherty, McDonald and Kirby to the continuation of the June 24, 2000 salary reductions, Directrix granted them 96,552, 11,948 and 10,903 shares of Directrix common stock, respectively.

         During the year ended March 31, 2001, pursuant to employment agreements, the Compensation Committee approved and Directrix granted options under the 1998 Stock Incentive Plan (the "Stock Option Plan") to acquire 50,000 shares of Directrix Common Stock to employees, exercisable at $5.75 per share, the market price on the grant date.

         During the year ended March 31, 2000, the Compensation Committee approved and Directrix granted options under the 1998 Stock Incentive Plan (the "Stock Option Plan") to acquire 25,000 shares of Directrix Common Stock each to Messrs. Kirby and McDonald exercisable at $3.94 per share, the market price on the grant date. The Compensation Committee also approved and Directrix granted options under the Stock Option Plan to acquire 50,000 shares of Directrix Common Stock to the Chief Executive Officer, exercisable at $6.44 per share, the market price on the grant date.

         To accommodate these grants, the Board of Directors approved an amendment (the "Proposed Amendment") to the Stock Option Plan which increases the available pool of options from 200,000 options to 400,000 options and increased the number of options that may be granted to any one individual. The Proposed Amendment is subject to shareholder approval and will be submitted to the Directrix shareholders at the forthcoming annual meeting, tentatively scheduled for September 25, 2001.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Directrix Compensation Committee has made recommendations relating to executive compensation to the Board of Directors. The Compensation Committee members currently are Messrs. Nolan and Cohen, non-employee directors of Directrix.

BENEFIT PLANS

         401(k) Plan. Directrix has established a 401(k) retirement savings plan (the "401(k) Plan"), in which all qualified employees, including executive officers, are eligible to participate. The 401(k) Plan provides that each participant may contribute up to 15% of his or her pre-tax salary (up to a statutorily prescribed annual limit) to the 401(k) Plan, although the percentage elected by certain highly compensated participants may be limited. All amounts contributed to the 401(k) Plan by employee participants and earnings on these contributions will be fully vested at all times. Directrix, at the discretion of the Board of Directors, may match employee contributions. For the year ended March 31, 2001, Directrix did not match employee contributions. Mr. Faherty, the 401(k) Plan trustee, has retained Morgan Stanley Dean Witter Discover to administer the 401(k) Plan.

1998 STOCK INCENTIVE PLAN

         On July 25, 1998, the Board of Directors adopted the Stock Option Plan. The Stock Option Plan is designed to promote the interests of Directrix and its stockholders by providing Directrix' key employees with appropriate incentives and rewards to encourage them to continue their employment with Directrix and to maximize their performance. The following is a summary of the material features of the Plan.

         General. The Plan provides for the issuance of a total of up to 200,000 authorized and unissued shares or treasury shares of Directrix Common Stock, at the discretion of the Compensation Committee or another committee appointed by the Board of Directors to administer the Plan. The Proposed Amendment increases the pool of available options to 400,000 shares.

         The Plan specifically provides for the grant of (i) non-qualified stock options, (ii) incentive stock options ("ISO's"), (iii) limited stock appreciation rights, (iv) tandem stock appreciation rights, (v) dividend equivalent rights, (vi) stand-alone stock appreciation rights, (vii) shares of restricted stock, (viii) shares of phantom stock, (ix) stock bonuses and (x) cash bonuses (collectively, "Incentive Awards"). The Plan also provides that the Compensation Committee may grant other types of stock-based awards at the discretion of the Compensation Committee.

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

         Grants Under the Plan. Key employees, including officers of Directrix and its affiliates, are eligible to receive grants of Incentive Awards. The Compensation Committee determines which key employees receive grants of Incentive Awards, the type of Incentive Awards granted and the number of shares subject to each Incentive Award. Subject to the terms of the Plan, the Compensation Committee also determines the prices, expiration dates and other material features of Incentive Awards granted under the Plan. An individual may be granted Incentive Awards for no more than 20,000 shares during any one year. The Proposed Amendment increases this annual limitation to 50,000 shares. No Incentive Award may be granted under the Plan after July 25, 2008. During the years ended March 31, 2000 and 2001, Directrix granted to key executives and other employees 204,394 and 85,000 options to acquire shares of the Common Stock of Directrix, respectively, of which 100,000 and all 85,000 options were granted to key executives, respectively.

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

1998 STOCK INCENTIVE PLAN FOR OUTSIDE DIRECTORS

         On November 6, 1998, the Board of Directors adopted the Directrix, Inc. Stock Incentive Plan for Outside Directors (the "Directors Plan"). The Directors Plan is designed to promote the interests of Directrix and its stockholders by providing Directrix' non-employee directors with appropriate incentives and rewards to encourage them to take a long-term outlook when formulating Directrix policy and to encourage such individuals to remain on the Board of Directors. The following is a summary of the material features of the Directors Plan.

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

         On March 12, 1999, the Board of Directors adopted, subject to shareholder approval, an amendment (the "Proposed Directors' Plan Amendment") which increases the pool of available Directors Plan options to options to acquire 150,000 shares, provides for an initial grant of options to acquire 25,000 shares to each non-employee director and increases the automatic annual year-end grant of options to acquire 5,000 shares from the previous level of 1,250 shares. The Proposed Directors' Plan Amendment will be submitted to the Directrix shareholders at the forthcoming annual meeting, tentatively scheduled for September 25, 2001.

         In general, Directors Incentive Awards are not transferable other than by will or the laws of descent and distribution (except to the extent an agreement evidencing a Directors Incentive Award permits certain transfers to certain members of a participant's family or to certain trusts).

         Grants Under the Directors Plan. Only non-employee directors are eligible to receive grants of Directors Incentive Awards. There are currently four non-employee directors of Directrix. Directors Incentive Awards under the Directors Plan are granted automatically on the last trading day of each fiscal year of Directrix to each director who is, on such date, eligible to participate in the Directors Plan. Prior to the adoption of the Proposed Directors' Plan Amendment, the Directors Incentive Awards were in the form of non-qualified stock options to purchase 1,250 shares of Common Stock and may include limited stock appreciation rights with respect to the same number of shares. The Proposed Directors' Plan Amendment increased the automatic year-end annual grant to options to acquire 5,000 shares and provides for an initial grant of 25,000 options to each non-employee director.

         Subject to the terms of the Directors Plan, the Compensation Committee determines the expiration dates and other material features of Directors Incentive Awards granted under the Directors Plan. No Directors Incentive Award may be granted under the Directors Plan after November 6, 2003.

         Subject to the adoption of the Proposed Directors Plan Amendment, during the year ended March 31, 2000 and 2001, 30,000 and 5,000 options to acquire shares of the Common Stock of Directrix were granted to each of Messrs. Nolan, Cohen and Miller, respectively.

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

         The following table sets forth stock options that Directrix granted to the named executive officers during the year ended March 31, 2001:



                               Option/Grants in Last Fiscal Year

                               Number of
                               Shares of          Total
                                Common           Options
                                Stock           Granted to
                              Underlying        Employees       Exercise
                                Options         in Fiscal       or Base
                                Granted            Year          Price         Expiration
          NAME                    (#)              (%)           ($/Sh)           Date
-------------------------    -------------     ------------    ----------    -------------
J. Roger Faherty               25,000   (1)        29.4           2.25          9/18/10
Donald J. McDonald, Jr.         5,000   (1)         5.9           4.00          6/22/10
Richard J. Kirby                5,000   (1)         5.9           4.00          6/22/10
Terry Taylor                   20,000   (2)        23.5           5.75          5/01/10



1) Issued in consideration of voluntary salary reductions, as described above.

2) These option grants are subject to shareholder approval of the Proposed Amendment. One-third of the options vested on November 1, 2000. The next one-third will vest on November 1, 2001 and the final one-third will vest on May 1, 2002.



                              Aggregate Options Exercised in Last Fiscal Year
                                         and Year End Option Value

                                                                  Number of
                                                                  Securities          Value of
                                                                  Underlying         Unexercised
                                                                  Unexercised        In-the-Money
                                                                  Options at          Options at
                                                                    FY-End              FY-End
                                                                ---------------    -----------------
                              Shares Acquired       Value        Exercisable/         Exercisable/
                                on Exercise        Realized      Unexercisable      Unexercisable(1)
                                                                                          (2)
          Name                      (#)              ($)              (#)                 ($)
-------------------------    -----------------    ----------    ---------------    -----------------
J. Roger Faherty                   None              None           58,333                18,750
                                                                    16,667                    --
Donald J. McDonald, Jr.            None              None           21,667                    --
                                                                     8,333                    --
Richard J. Kirby                   None              None           21,667                    --
                                                                     8,333                    --


(1) Based on the last trade price on March 31, 2001 of $3.00 quoted by the OTC Electronic Bulletin Board.

(2)  Options with no value were not in-the-money at March 31, 2001.

         Filings with Securities and Exchange Commission. Exchange Act Section 16(a) requires that officers, directors and 10% stockholders of Directrix file reports of their ownership with the Securities and Exchange Commission. Messrs. McDonald, Faherty, Nolan, Cohen, Kirby and Miller were late with some of their filings during the year ended March 31, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of July 16, 2001, the number and percentage of outstanding shares of Directrix Common Stock beneficially owned by
(i) each person who, to the knowledge of Directrix, will own beneficially more than five percent (5%) of the outstanding shares of Directrix Common Stock, (ii) each director and executive officer of Directrix and (iii) all directors and executive officers of Directrix as a group.



                                          Shares Beneficially               Percentage of Shares
Name and address                               Owned (1)                       Outstanding (1)
-----------------                        ---------------------          ---------------------------
J. Roger Faherty (2)(3)                         573,590                            23.14%
236 W. 26th St., Suite 12W
New York, NY  10001

Donald J. McDonald, Jr. (3)                     120,861                             4.97%
236 W. 26th St., Suite 12W
New York, NY  10001

Richard J. Kirby                                 84,091                             3.46%
236 W. 26th St., Suite 12W
New York, NY  10001

Richard M. Cohen                                 43,375                             1.78%
630 Fifth Avenue, Suite 1960
New York, NY  10111

Leland H. Nolan                                 154,399                             6.35%
90 Prince Street
New York, NY  10012

Mark Egan/Marlin Capital (3)(4)(5)              185,000                             7.54%
11 S. LaSalle St., Suite 3310
Chicago, IL 60603

Lawrence Kaplan (3)                              33,333                             1.37%
999 Walt Whitman Rd, 3rd Floor
Melville, NY  11747

All directors and executive officers
as a group (8 persons)                        1,205,712                            45.04%


(1) Assumes exercise of all outstanding Directrix options, warrants and conversion privileges exercisable within 60 days.

(2) Mr. Faherty's shares do not include 1,657 shares owned by his wife or 1,350 shares owned by his minor children. Mr. Faherty does not have or share voting or investment power over the shares owned by his wife or his minor children and disclaims beneficial ownership of such shares.

(3) Does not include shares issuable upon exercise of warrants or conversion of preferred stock issuable in connection with the recent restructuring, which is subject to the execution of formal documentation and consummation of the Playboy Transaction. See "RECENT DEVELOPMENTS."

(4) Includes shares beneficially owned by Marlin Capital Corp. Mr. Egan is the principal shareholder and an officer of Marlin Capital Corp.

(5)      The information concerning beneficial ownership of Directrix
         Common Stock by Marlin Capital Corp. was obtained from Schedule 13D filed with the Commission by such stockholder, plus 7,000 warrants issued and exercised on October 16, 2000. Pursuant to the Schedule 13D, the stockholder reported that Marlin Capital Corp. owns 126,000 shares of Directrix Common Stock which includes 57,000 shares of Directrix Common Stock owned by Mark Egan. Mr. Egan is an officer and shareholder of Marlin Capital Corp.


Item 12. Certain Relationships and Related Transactions.

         Credit Facility. On July 21, 1998, J. Roger Faherty, Leland H. Nolan and Donald J. McDonald, Jr. (the "Original Lenders") agreed to provide Directrix with a revolving line of credit (the "Credit Facility") of $1.5 million pursuant to a March 15, 1999 Loan and Security Agreement. Messrs. Faherty and McDonald are officers and directors of Directrix. Mr. Nolan is a non-employee director of Directrix. The Credit Facility bears interest, payable monthly in arrears, at a rate of 11% per annum and had an original maturity date of March 15, 2001. On November 1, 1999, the Original Lenders agreed to extend the maturity date of the Credit Facility to March 15, 2004. On February 16, 2000, pursuant to an
Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement"), two additional parties (the "New Lenders"), neither of which are employees or directors of Directrix, agreed to provide Directrix with an additional $2.0 million under the Credit Facility. Under the terms of the Amended Loan Agreement, the Credit Facility was increased from $1.5 million to $3.5 million, the maturity date of the Credit Facility was changed from March 15, 2004 to March 15, 2002 and the terms of the Loan Agreement were modified to provide that Directrix was not permitted to draw down on the Credit Facility after March 15, 2001.

         On October 16, 2000, Directrix and the Lenders agreed to modify the terms of the Amended Loan Agreement pursuant to a First Amendment to the Amended Loan Agreement (the "First Amendment"). The First Amendment increased the Credit Facility from $3.5 million to $4.5 million and eliminated some and modified certain of the financial covenants. The Credit Facility is secured by accounts receivable, equipment, intellectual property, certain intangibles and the proceeds from the sale of accounts receivable and equipment.

         In consideration of their agreeing to provide the Credit Facility, Directrix granted Messrs. Faherty, Nolan, McDonald and the New Lenders an aggregate of 105,000 Common Stock purchase warrants, exercisable for 10 years at $0.01 per share, of which 45,000 were issued to the officers and directors of Directrix on March 15, 1999. At March 31, 2000, all of these warrants had been exercised.

         In consideration of their agreeing to provide the additional Credit Facility and the modification of the covenants as stated in the First Amendment, Directrix granted the Lenders an aggregate of 60,000 Common Stock purchase warrants on October 16, 2000, exercisable for 10 years at $0.01 per share, of which 26,000 were issued to officers and directors of Directrix. All of the warrants were exercised as of March 31, 2001.

         As described above in "RECENT DEVELOPMENTS", the Credit Facility has been restructured subject to the execution of formal documentation and consummation of the Playboy Transaction.

         Directrix believes that the terms of the Credit Facility, as restructured, that pertain to Messrs. Faherty, Nolan and McDonald are no less favorable than those that could be negotiated with an independent third party on an arm's length basis.

         Salary Reduction. As described above in "EMPLOYMENT AGREEMENTS", the executive officers of Directrix voluntarily agreed to salary reductions and were granted options and Directrix Common Stock in consideration thereof.

         Consulting Services. In May 2000, Directrix entered into a four-month agreement with one of its non-employee directors to provide various consulting services to Directrix. In consideration for providing these services, Directrix paid an aggregate of $20,000 over the term of the agreement.

Item 13. Exhibits, List and Reports of Form 8-K.

          (a) Exhibits

Exhibit
No.           Description
-------       ------------
 2.1          Form of Transfer and Redemption Agreement between Directrix, Inc.
              ("Directrix") and Spice Entertainment Companies, Inc. ("Spice").
              Incorporated by reference to Exhibit 2.1 of the Registration
              Statement on Form SB-2, Registration No. 333-664485, and effective
              December 1, 1998 (the "Form SB-2").

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

 4.4 Form of Common Stock Purchase Warrant issued to Marlin Capital Corp. and New Horizons Investment Corp., N.V. for 15,000 and 45,000 shares, respectively. Incorporated by reference to Exhibit
              4.4 of the Form 10-KSB for the year ended March 31, 2000.

 4.5 Registration Rights Agreement between Directrix, Marlin Capital Corp. and New Horizons Investment Corp., N.V. dated as of February 16, 2000. Incorporated by reference to Exhibit 4.5 of the Form 10-KSB for the year ended March 31, 2000.

 4.6          Form of Subordinated Convertible Debenture Note dated March 28,
              2001.  (*)

 4.7 Registration Rights Agreement between Directrix and the holders of the Subordinated Convertible Debenture Notes dated as of March 28, 2001. (*)

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

10.14 Amended and Restated Loan and Security Agreement dated February 16, 2000 between Directrix, J. Roger Faherty, Donald J. McDonald, Jr., Leland H. Nolan, Marlin Capital Corp. and New Horizons Investment Corp., N.V. Incorporated by reference to Exhibit 10.14 of the Form 10-KSB for the year ended March 31, 2000.

10.15         First Amendment to the 1998 Stock Incentive Plan of Directrix.
              Incorporated by reference to Exhibit 10.15 of the Form 10-KSB for the year ended March 31, 2000.

10.16 First Amendment to the 1998 Stock Incentive Plan for Outside Directors of Directrix. Incorporated by reference to Exhibit
              10.16 of the Form 10-KSB for the year ended March 31, 2000.

10.17         Letter Agreement dated June 22, 2000 between Directrix and J.
              Roger Faherty. Incorporated by reference to Exhibit 10.17 of the Form 10-KSB for the year ended March 31, 2000.

10.18         Letter Agreement dated June 22, 2000 between Directrix and Richard
              J. Kirby. Incorporated by reference to Exhibit 10.18 of the Form 10-KSB for the year ended March 31, 2000.

10.19         Letter Agreement dated June 22, 2000 between Directrix and Donald
              J. McDonald, Jr. Incorporated by reference to Exhibit 10.19 of the Form 10-KSB for the year ended March 31, 2000.

10.20 First Amendment to the Amended and Restated Loan and Security Agreement between Directrix, J. Roger Faherty, Donald J. McDonald, Jr., Leland H. Nolan, Marlin Capital Corp. and New Horizons Investment Corp., N.V. dated October 16, 2000. (*)

10.21 February 15, 2001 Letter of Intent between Directrix and Playboy Entertainment Group, Inc. (*)

23.01         Consent of Grant Thornton LLP.  (*)


          (*)  Exhibit filed herein.
          (b)  Reports on Form 8-K.

         Directrix did not file any reports on Form 8-K for the year ended March 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, Directrix, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   July 16, 2001


DIRECTRIX, INC.

BY: /s/ J. Roger Faherty
   -------------------------
   J. Roger Faherty
   Chairman and Chief
   Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Directrix, Inc. and in the capacities and on the dates indicated.

/s/ Donald J. McDonald, Jr.        President and Director    Date: July 16, 2001
----------------------------
Donald J. McDonald, Jr.

/s/ Richard M. Cohen               Director                  Date: July 16, 2001
----------------------------
Richard M. Cohen

/s/ Leland H. Nolan                Director                  Date: July 16, 2001
----------------------------
Leland H. Nolan

/s/ Mark Egan                      Director                  Date: July 16, 2001
----------------------------
Mark Egan

/s/ Lawrence Kaplan                Director                  Date: July 16, 2001
----------------------------
Lawrence Kaplan


PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

/s/ Donald J. McDonald, Jr.        Chief Financial Officer   Date: July 16, 2001
----------------------------       & Principal Accounting
Donald J. McDonald, Jr.            Officer

                        DIRECTRIX, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                         PAGE

Report of Independent Certified Public Accountants ...................................................................   F-2

Consolidated Balance Sheet as of March 31, 2001 ......................................................................   F-3

Consolidated Statements of Operations for the years ended March 31, 2001 and 2000 ....................................   F-4

Consolidated Statement of Stockholders' Equity (Deficit) for the years ended March 31, 2001 and 2000 .................   F-5

Consolidated Statements of Cash Flows for the years ended March 31, 2001 and 2000 ....................................   F-6

Notes to Consolidated Financial Statements ...........................................................................   F-7 - F-21




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
  Directrix Inc.


We have audited the accompanying consolidated balance sheet of Directrix, Inc. and Subsidiaries (the "Company") as of March 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity(deficit), and cash flows for each of the two years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Directrix Inc. and Subsidiaries as of March 31, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended March 31,2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in
Note 2 to the financial statements, the Company incurred net losses of $10,282,000 and $6,064,000 for the years ended March 31, 2001 and 2000, respectively. At March 31, 2001, the Company also has a working capital deficiency of $11,351,000. The Company's recurring losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans and intentions regarding these matters are also discussed in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GRANT THORNTON LLP


New York, New York
July 3, 2001

                        DIRECTRIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001


                              ASSETS:
Current assets:
    Cash and cash equivalents ..................................     $    79,000
    Accounts receivable, billed, net of allowance for
      doubtful accounts of $1,111,000 ..........................         879,000
    Accounts receivable, unbilled ..............................          77,000
    Prepaid expenses and other current assets ..................          58,000
                                                                 ---------------
                    Total current assets .......................       1,093,000
Property and equipment, net ....................................       4,180,000
Library of movies, net .........................................         486,000
Deferred financing costs .......................................         380,000
Other assets ...................................................         167,000
                                                                  ---------------
                    Total assets ...............................     $ 6,306,000
                                                                  ===============

               LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
    Accounts payable ...........................................     $ 1,687,000
    Transponder lease liability ................................       5,798,000
    Accrued expenses and other current liabilities .............         399,000
    Customer deposits ..........................................         394,000
    Revolving line of credit ...................................       4,166,000
                                                                  ---------------
                    Total current liabilities ..................      12,444,000

Deferred rent ..................................................          49,000
Subordinated convertible debentures ............................         375,000
                                                                  ---------------
                    Total liabilities ..........................      12,868,000
                                                                  ---------------

Commitments and contingencies

Stockholders' deficit
    Common stock, $.01 par value; authorized 25,000,000 shares;
      2,239,785 shares issued and outstanding ..................          23,000
    Additional paid-in capital .................................      21,170,000
    Accumulated deficit ........................................     (27,755,000)
                                                                  ---------------
                    Total stockholders' deficit ................      (6,562,000)
                                                                  ---------------
                    Total liabilities and stockholders' deficit      $ 6,306,000
                                                                  ===============


   The accompanying notes are an integral part of this financial statement.

                                         DIRECTRIX, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         Year Ended March 31,
                                                                     2001                    2000
                                                                     ----                    ----
Revenues                                                            $  5,219,000           $ 8,796,000
                                                             --------------------      ----------------

Operating expenses:
    Salaries, wages and benefits                                       3,402,000             2,954,000
    Library amortization                                                 636,000               446,000
    Satellite costs                                                    5,725,000             6,525,000
    Broadband expenses                                                   736,000                    --
    Selling, general and administrative expenses                       2,373,000             3,872,000
    Depreciation                                                       1,404,000             1,264,000
                                                             --------------------      ----------------
           Total operating expenses                                   14,276,000            15,061,000
                                                             --------------------      ----------------

           Loss from operations                                       (9,057,000)           (6,265,000)

Interest expense                                                      (1,225,000)             (168,000)
Gain on sale of marketable securities                                         --               369,000
                                                             --------------------      ----------------
           Net loss                                                $ (10,282,000)         $ (6,064,000)
                                                             ====================      ================


Net loss per common share:
      Basic and Diluted                                            $       (4.66)         $      (2.86)
                                                             ====================      ================

Weighted average number of shares outstanding:
      Basic and Diluted                                                2,207,237             2,123,228
                                                             ====================      ================


                 The accompanying notes are an integral part of these financial statements.

                                                     DIRECTRIX, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                      Additional
                                                              Number of   Common        Paid-in       Accumulated
                                                                Shares     Stock        Capital         Deficit         Total
                                                             ----------- ---------- -------------- ---------------- ---------------
Balance at March 31, 1999 ...............................     2,074,785   $ 21,000   $ 20,361,000   $ (11,409,000)    $ 8,973,000

    Warrants issued in connection with credit
       facility .........................................            --         --        472,000              --         472,000

    Issuance of common stock upon exercise of
       warrants .........................................       105,000      1,000             --              --           1,000

    Net loss ............................................            --         --             --      (6,064,000)     (6,064,000)
                                                             ----------- ---------- -------------- ---------------- ---------------
Balance at March 31, 2000 ...............................     2,179,785     22,000     20,833,000     (17,473,000)      3,382,000

    Additional warrants issued in connection with credit
       facility .........................................            --         --        150,000              --         150,000

    Issuance of common stock upon exercise of
       warrants .........................................        60,000      1,000             --              --           1,000

    Intrinsic value of benenficial conversion feature of
       debentures .......................................            --         --        187,000              --         187,000

    Net loss ............................................            --         --             --     (10,282,000)    (10,282,000)
                                                             ----------- ---------- -------------- ---------------- ---------------
Balance at March 31, 2001 ...............................     2,239,785   $ 23,000   $ 21,170,000   $ (27,755,000)   $ (6,562,000)
                                                             =========== ========== ============== ================ ===============

                        The accompanying notes are an integral part of these financial statements.

                                            DIRECTRIX, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Year Ended March 31,
                                                                                   2001                2000
                                                                                   ----                ----
Cash flows from operating activities:
    Net loss .............................................................    $ (10,282,000)      $  (6,064,000)
                                                                            ----------------   -----------------
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation of property and equipment ...............................        1,404,000           1,264,000
    Amortization of library of movies ....................................          636,000             446,000
    Amortization of deferred financing costs .............................          332,000              83,000
    Gain on sale of marketable securities ................................               --            (369,000)
    Bad debt expense .....................................................          340,000             971,000
    Non-cash rent expense ................................................          (27,000)             96,000
    Intrinsic value adjustment of beneficial conversion feature of
     debentures ..........................................................          187,000                  --
    Changes in assets and liabilities:
         Increase in accounts receivable .................................         (471,000)         (1,811,000)
         Decrease in prepaid expenses and other current assets ...........           29,000             166,000
         Increase in other assets ........................................          (74,000)            (27,000)
         Increase in accounts payable and accrued expenses ...............        5,211,000           1,294,000
         Increase in customer deposits ...................................          284,000             110,000
                                                                            ----------------   -----------------
                   Total adjustments .....................................        7,851,000           2,223,000
                                                                            ----------------   -----------------
                   Net cash used in operating activities .................       (2,431,000)         (3,841,000)
                                                                            ----------------   -----------------
Cash flows from investing activities:
         Proceeds from sale of marketable securities .....................               --           4,844,000
         Purchase of property and equipment ..............................         (443,000)         (3,736,000)
                                                                            ----------------   -----------------
                   Net cash (used in) provided by investing activities ...         (443,000)          1,108,000
                                                                            ----------------   -----------------
Cash flows from financing activities:
         Payment of capital lease obligations ............................               --            (307,000)
         Borrowings under revolving line of credit .......................        2,253,000           1,913,000
         Proceeds from issuance of subordinated convertible debentures ...          375,000                  --
         Proceeds from exercise of warrants ..............................            1,000               1,000
                                                                            ----------------   -----------------
                   Net cash provided by financing activities .............        2,629,000           1,607,000
                                                                            ----------------   -----------------
Net decrease in cash and cash equivalents ................................         (245,000)         (1,126,000)
Cash and cash equivalents, beginning of the year .........................          324,000           1,450,000
                                                                            ----------------   -----------------
Cash and cash equivalents, end of the year ...............................    $      79,000       $     324,000
                                                                            ================   =================


Supplemental disclosures of cash flow information:
         Cash paid during the year for:
                   Interest ..............................................    $     356,000       $      69,000
                                                                            ================   =================

Supplemental schedule of non-cash investing and financing activities:
         Issuance of warrants in connection with the credit facility .....    $     150,000       $     472,000
         Acquisition of movie rights in exchange for reducing Accounts
            Receivable ...................................................               --             735,000



                     The accompanying notes are an integral part of these financial statements.

                        DIRECTRIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     ORGANIZATION

         Directrix, Inc. ("Directrix"), a Delaware corporation, is a full service provider of network origination, digital video asset management and digital content delivery services, primarily to the adult entertainment industry.

         Directrix offers a complete range of network origination services for the creation and distribution of traditional television networks using advanced video file server based playback capabilities. Directrix provides digital content management and delivery services using The Directrix Content Delivery Network that provides media owners with the ability to manage their content and distribute it using Directrix' satellite, fiber optic and Internet connectivity. Directrix is also a reseller of Akamai's intelligent Internet architecture that connects over 10,000 file servers strategically located around the world to boost the performance and consumer experience of rich media content over the Web.

         Formation. Directrix was originally a wholly owned subsidiary of Spice Entertainment Companies, Inc. ("Spice") and provided network origination and technical services for Spice's networks. Directrix became a stand-alone company when, as part of the March 15, 1999 merger ("Merger") of Spice into Playboy Enterprises Group, Inc. ("Playboy"), Spice spun off Directrix by distributing approximately 2,075,000 shares of Directrix Common Stock to the Spice stockholders. As part of the Merger, Spice contributed certain assets to Directrix including its New York City based master control and playback facility and 173,784 shares of Playboy stock with a market value of approximately $4.5 million.

         Spice also assigned all of its technical service agreements to Directrix, and Directrix entered into services agreements with Playboy and Califa Entertainment Group, Inc. ("Califa") to provide network origination and uplink services for the television networks acquired from Spice as part of the Merger. Directrix also assumed Spice's transponder agreements with Loral Skynet ("Loral") for four C-Band transponders.

         In September 1999, Directrix relocated its master control and playback facility from New York City to Northvale, New Jersey. Directrix' service agreements with Playboy were to expire on March 15, 2001. During the negotiations to secure an extension and expansion of Playboy's service agreements, Directrix agreed to establish a network origination, studio services and uplink facility in Los Angeles with Playboy as its anchor tenant and primary customer. To that end, Directrix and Playboy entered into a February 26, 2001 letter of intent ("LOI") whereby Playboy agreed to become the anchor tenant of the proposed new facility and upon the planned acquisition of such facility, agreed to enter into a multi-year master services agreement for network origination and studio services for Playboy's networks and original productions. In connection with the proposed transaction with Playboy, Directrix entered into a three party letter of intent with Kingston Investors Corp. ("Kingston") and Playboy. As per terms of the three party letter of intent, Kingston agreed to purchase the property and make necessary improvements to the property. Kingston and Directrix are in final negotiations of a 15 year triple net lease of the property from which Directrix will sublease a portion of the facility to Playboy under a 15 year triple net lease and will also enter into a 15 year Master Services Agreement for the technical services described above. Directrix and Playboy are in final negotiations of a triple net lease and Master Services agreements (collectively, the "Playboy Transaction"). See Note 2 for a more complete description of these transactions.


2.     BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Directrix as a going concern. However, since becoming a stand-alone company on March 15, 1999, Directrix has incurred net losses of $6.1 million and $10.3 million for the years ended March 31, 2000 and March 31, 2001, respectively. At March 31, 2001, Directrix has a working capital deficiency of $11.4 million. These matters raise substantial doubt about Directrix' ability to continue as a going concern. Directrix' continued existence is dependent upon several factors, including the completion of the master services agreement with Playboy, management's ability to successfully implement the restructuring plan described below and its ability to generate operating cash flow via execution of its long-term business plan. The financial

                        DIRECTRIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Directrix be unable to continue in existence.

         Restructuring Plan. Management has developed and begun implementation of a multi-phase restructuring plan. The restructuring plan addresses the areas that management believes are critical to the realization of Directrix' short and long-term plans. The areas addressed by this plan are outlined below, and include (i) the transponder services agreement, (ii) restructuring of its revolving line of credit ("Credit Facility"), (iii) the Los Angeles facility,
(iv) transition of its new business to the Los Angeles based facility and attracting new business and (v) new financing.

         Transponder Services Agreement. Approximately $5.8 million of the working capital deficiency was attributable to amounts owed to Loral under Directrix' Agreement for Transponder Services ("Transponder Agreement"). In May 2001, Directrix terminated its Transponder Agreement and transitioned its transponder services customers to Loral.

         When the Transponder Agreement was terminated, Directrix owed Loral approximately $5.8 million for past due service fees and a $5.0 million early termination charge. Loral agreed to extinguish its receivable and the early termination charge in exchange for (i) the issuance to Loral of a $1.65 million note under the Credit Facility, (ii) Directrix' issuance of $3.0 million face amount of a new series of junior preferred stock convertible at $3.00 per share bearing a 6% PIK dividend and (iii) Directrix' issuance of a five-year warrant to acquire 200,000 shares at an exercise price of $3.00 per share. The agreement is subject to the execution of formal documentation and consummation of the Playboy Transaction.

         Management believes that the direct leasing of satellite transponders no longer fits into Directrix' long-term plans and by terminating the Transponder Agreement, Directrix has eliminated its largest recurring monthly charge and has ceased providing transponder services.

         Restructuring of the Credit Facility. Directrix has a $4.5 million Credit Facility, from which $4.2 million has been drawn down as of March 31, 2001 (see Note 10). The Credit Facility was to mature on March 15, 2002, but after March 15, 2001, Directrix could no longer draw down any further advances under the Credit Facility. The Credit Facility is secured by a first lien on all of Directrix' assets.

         To facilitate the agreement with Loral and enhance Directrix' ability to attract new capital, Directrix has negotiated a restructuring of the Credit Facility. Under the agreement, the holders of the Credit Facility agreed to (i) extend the maturity date by one year until March 31, 2003, (ii) permit Directrix to pay interest in kind with Directrix common stock (PIK) and (iii) waive the violation of and eliminate stockholders' equity covenant and replace it with an annual covenant commencing with the fiscal year ending March 31, 2002 which requires that Directrix not allow its stockholders' deficit to exceed $5.0 million. In consideration of the foregoing, Directrix agreed to issue the holders of the Credit Facility, excluding Messrs. Faherty and McDonald (two executive officers of Directrix), and Loral, warrants to acquire 125,000 shares of Directrix common stock at an exercise price of $3.00 per share. The agreement is subject to the execution of formal documentation and consummation of the Playboy Transaction.

         Messrs. Faherty and McDonald agreed to the cancellation of their notes under the Credit Facility, which aggregated $1.65 million at March 31, 2001. In consideration thereof, Directrix will issue $1.65 million face amount of a new series of senior preferred and warrants to acquire 200,000 shares of Directrix common stock, subject to the execution of formal documentation and consummation of the Playboy Transaction. The senior preferred will have the same terms as the junior preferred issued to Loral except (i) it will have priority over the Loral preferred on liquidation, (ii) the conversion price will be $1.50 per share, (iii) the holders will have the right to appoint two members to the Directrix Board of Directors and (iv) the holders will have voting rights as if their preferred stock had been converted into Common Stock. The warrants will have an exercise price of $3.00 per share and will be exercisable for five years.

         Los Angeles Facility. Management believes that the establishment of the Los Angeles facility is critical to the realization of its long-term business plan. In connection with the proposed transaction with

                        DIRECTRIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


Playboy, Directrix entered into a three party letter of intent with Kingston and Playboy, under which Kingston agreed to purchase the building, make necessary improvements to the property and enter into a triple net lease of the property with Directrix for fifteen years. The purchase and sale agreement for the property was executed on March 30, 2001 and a late July or early August closing is anticipated. Directrix and Kingston are in final negotiations of a triple net lease of the property.

         As contemplated by the letter of intent between Playboy and Directrix (LOI"), the parties are in final negotiations of a 15-year net sublease for a portion of the premises and a 15-year Master Services Agreement, in which Directrix will provide network origination and studio management services for Playboy's networks and productions. Directrix has agreed to provide equipment, integration and technical improvements necessary to provide the services under the Master Services Agreement, upon its execution.

         Transition of its Existing Business to the Los Angeles Facility and Attract New Business. Although Playboy will serve as the anchor tenant for the Los Angeles facility, the facility will have the capacity to provide network origination and other technical services to additional customers and has a second studio that will only be partially utilized by Playboy. Management intends to transition Directrix' existing service agreements for the networks operated by Playboy, Califa and its affiliate, VOD, Inc. ("VODI") to the Los Angeles based facility, and anticipates providing services to additional customers from the facility.

         If Directrix transitions its service agreements for the networks operated by with Playboy, Califa and VODI to the West Coast facility, Directrix will have substantial unused capacity at its Northvale facility. Management would prefer to maintain the Northvale facility and operation centers on both coasts and is currently exploring several options for the productive utilization of the facility, including diversifying its East Coast customer base or subleasing the facility to a third party. There can be no assurances that Directrix will be successful in obtaining new business sufficient to maintain operation centers on both coasts or find a lessee for the Northvale facility.

         New Financing. The final phase of management's plan is to locate a new source of working capital. Management forecasts that Directrix will require additional funding to provide for the deficiency in working capital until Directrix generates operating cash flow. Management is exploring various options, including the possible private placement of equity securities with individual, institutional and/or strategic investors, but has yet to secure a commitment for any such financing. There can be no assurance that management will be successful in its efforts to obtain sufficient capital.

         Management believes that if it is successful in implementing the restructuring plan described above, Directrix will be able to realize its long-term business plan and achieve profitability. However, there can be no assurance that Directrix will be able to implement the restructuring plan or realize on its long-term business plan. Moreover, there can be no assurance that the successful implementation of the business plan will improve operating results and/or result in Directrix achieving profitability. There also can be no assurance that unforeseen circumstances could prevent Directrix from achieving its goal.


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Directrix and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS. Directrix considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include mutual fund and money market accounts.

         REVENUE RECOGNITION. Revenues from the sale of broadband, transponder, playback and other related services are recognized in the period the service is performed. For the period from April 1, 1999 to December 31, 1999, Directrix recorded revenues from EMI based on contractual amounts.

                        DIRECTRIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


Beginning January 1, 2000, due to uncertainty surrounding EMI's ability to pay for all services provided, Directrix records revenue from EMI on a cash basis.

         PROPERTY AND EQUIPMENT. Property and equipment, including major capital improvements, are stated at cost. The cost of maintenance and repairs is expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from five to seven years. Leasehold improvements are amortized over the shorter of their estimated useful life or the related lease term.

         LIBRARY OF MOVIES. Directrix capitalizes the acquisition costs for the rights to movie titles purchased or licensed. The acquisition costs are amortized on a straight-line basis over the shorter of the useful life or the license period, ranging from one to five years. Effective April 1, 2000, Directrix changed the estimated life of its library of movies to two years to conform to related contractual agreements for the use of the movies, principally by EMI.

         USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         NET LOSS PER SHARE. Net loss per share and pro forma net loss per share for the years ended March 31, 2001 and 2000 are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Since Directrix reported a net loss for all periods presented, basic and diluted earnings per share exclude dilution and are computed by dividing net loss attributable to common shareholders by the weighted-average common shares outstanding for the period. Options, warrants and convertible debentures were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. Directrix had 330,596 Common Stock options outstanding as of March 31, 2001, with exercise prices ranging from $2.25 to $11.25, and average expected life ranging from 8.4 years to 9 years. At March 31, 2001 all Common Stock purchase warrants were exercised.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses reflected in the financial statements approximate fair value because of the short-term maturity of these items. The carrying amounts of the transponder lease liability and the revolving line of credit reflected in the financial statements approximate fair value because no major changes have occurred in the applicable interest rates. The carrying amount of the convertible debentures approximate fair value as the terms are comparable to what is currently available to Directrix.

         CONCENTRATION OF CREDIT RISK. Financial instruments which subject Directrix to concentrations of credit risk consist primarily of cash and trade accounts receivable. Directrix' cash and cash equivalents are deposited in high credit quality institutions.

         Receivables arising from sales to customers are not collateralized and, as a result, management continuously monitors the financial condition of its customers to reduce the risk of loss. (See Note 8.)

         At March 31, 2001, Directrix had a net trade receivable with EMI of approximately $0.6 million, which represented 64% of the net trade receivables. As described in Note 14, in May 2001, EMI shut down its networks, and Directrix entered into an agreement with EMI that provided for the settlement of the EMI receivable.

         IMPAIRMENT OF LONG-LIVED ASSETS. Directrix reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, Directrix will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future

                        DIRECTRIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, Directrix will recognize an impairment loss to adjust to the fair value of the asset. At March 31, 2001, Directrix believes that there has been no impairment of its long-lived assets.

         INCOME TAXES. Directrix uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes, when required, are provided on the basis of the difference between the financial reporting and income tax bases of assets and liabilities at the statutory rates enacted for future periods.

         ACCOUNTING FOR STOCK BASED COMPENSATION. Directrix has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and therefore applies the intrinsic value method of accounting for employee stock options as prescribed under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB No. 25"). Under APB No. 25, when the exercise price of an employee stock option granted by Directrix is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pursuant to SFAS No. 123, compensation is recognized on options and warrants issued to non-employees based upon the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

         RECLASSIFICATION. Certain amounts in the March 31, 2000 financial statements have been reclassified to conform with the presentation used at March 31, 2001.


4.     PROPERTY AND EQUIPMENT


                                                                   March 31,
                                                                     2001
                                                                ---------------

Equipment ......................................................   $ 9,804,000
Furniture and fixtures .........................................       305,000
Leasehold improvements .........................................     1,618,000
                                                                ---------------
                                                                    11,727,000

Less accumulated depreciation and amortization .................    (7,547,000)
                                                                ---------------
                                                                   $ 4,180,000
                                                                ===============


5.     STOCK OPTION PLANS

         Directrix has two Stock Incentive Plans covering employees and non-employee directors. The employees' plan, the "1998 Stock Incentive Plan, authorizes the Compensation Committee (or another body designated by the Board of Directors) to grant employees non-qualified and incentive stock options, stock appreciation rights, restricted stock, cash bonuses and other types of awards at the discretion of the Compensation Committee. The directors' plan, the 1998 Stock Incentive Plan for Outside Directors, authorizes the Compensation Committee to grant non-employee directors non-qualified stock options and limited stock appreciation rights.

         The plans initially provided for an aggregate reservation and availability of up to 220,000 shares of common stock of Directrix. The Board of Directors adopted, subject to shareholder approval, certain amendments to the plans that would increase the aggregate number of options available for issuance under

                        DIRECTRIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


the plans to options to acquire 550,000 shares, increase the maximum number of options issuable to an individual during any one year and increase the aggregate number of options granted under the initial and the annual automatic grants to non-employee directors. The following is a more detailed explanation of the Plans.


1998 STOCK OPTION PLAN

         On July 25, 1998, the Board of Directors adopted the Stock Option Plan (the "Plan"). The Stock Option Plan is designed to promote the interests of Directrix and its stockholders by providing Directrix' key employees with appropriate incentives and rewards to encourage them to continue their employment with Directrix and to maximize their performance. The following is a summary of the material features of the Plan.

         General. The Plan provides for the issuance of a total of up to 200,000 authorized and unissued shares or treasury shares of Directrix Common Stock, at the discretion of the Compensation Committee or another committee appointed by the Board of Directors to administer the Plan. The Proposed Amendment increases the pool of available options to 400,000 shares.

         The Plan specifically provides for the grant of (i) non-qualified stock options, (ii) incentive stock options ("ISO's"), (iii) limited stock appreciation rights, (iv) tandem stock appreciation rights, (v) dividend equivalent rights, (vi) stand-alone stock appreciation rights, (vii) shares of restricted stock, (viii) shares of phantom stock, (ix) stock bonuses and (x) cash bonuses (collectively, "Incentive Awards"). The Plan also provides that the Compensation Committee may grant other types of stock-based awards at the discretion of the Compensation Committee.

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

         Grants Under the Plan. Key employees, including officers of Directrix and its affiliates, are eligible to receive grants of Incentive Awards. The Compensation Committee determines which key employees receive grants of Incentive Awards, the type of Incentive Awards granted and the number of shares subject to each Incentive Award. Subject to the terms of the Plan, the Compensation Committee also determines the prices, expiration dates and other material features of Incentive Awards granted under the Plan. An individual may be granted Incentive Awards for no more than 20,000 shares during any one year. The Proposed Amendment increases this annual limitation to 50,000 shares. No Incentive Award may be granted under the Plan after July 25, 2008. During the years ended March 31, 2000 and 2001, Directrix granted to key executives and other employees 204,394 and 85,000 options to acquire shares of the Common Stock of Directrix, respectively, of which 100,000 and all 85,000 options were granted to key executives, respectively.

1998 DIRECTORS PLAN

         On November 6, 1998, the Board of Directors adopted the Directrix, Inc. Stock Option Plan for Outside Directors (the "Directors Plan"). The Directors Plan is designed to promote the interests of Directrix and its stockholders by providing Directrix' non-employee directors with appropriate incentives and rewards to encourage them to take a long-term outlook when formulating Directrix policy and to encourage such individuals to remain on the Board of Directors. The following is a summary of the material features of the Directors Plan.

                        DIRECTRIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


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

         On March 12, 1999, the Board of Directors adopted, subject to shareholder approval, an amendment (the "Proposed Directors' Plan Amendment") which increases the pool of available Directors Plan options to options to acquire 150,000 shares, provides for an initial grant of options to acquire 25,000 shares to each non-employee director and increases the automatic annual year-end grant of options to acquire 5,000 shares from the previous level of 1,250 shares.

         Grants Under the Directors Plan. Only non-employee directors are eligible to receive grants of Directors Incentive Awards. There are currently four non-employee directors of Directrix. Directors Incentive Awards under the Directors Plan are granted automatically on the last trading day of each fiscal year of Directrix to each director who is, on such date, eligible to participate in the Directors Plan. Prior to the adoption of the Proposed Directors' Plan Amendment, the Directors Incentive Awards were in the form of non-qualified stock options to purchase 1,250 shares of Common Stock and may include limited stock appreciation rights with respect to the same number of shares. The Proposed Directors' Plan Amendment increased the automatic year-end annual grant to options to acquire 5,000 shares and provides for an initial grant of 25,000 options to each non-employee director.

         Subject to the terms of the Directors Plan, the Compensation Committee determines the expiration dates and other material features of Directors Incentive Awards granted under the Directors Plan. No Directors Incentive Award may be granted under the Directors Plan after November 6, 2003.

         Subject to the adoption of the Proposed Directors Plan Amendment, during the year ended March 31, 2000 and 2001, 30,000 and 5,000 options to acquire shares of the Common Stock of Directrix were granted to each of Messrs. Nolan, Cohen and Miller, respectively.

SUMMARY TABLES

         Directrix has adopted the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based employee or director compensation plans, which provide for granting of options with exercise prices equal to the fair market value of Common Stock at the date of grant. If Directrix had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, Directrix' net loss and net loss per share would be increased to the pro forma amounts as follows:


                                                                   Year Ended           Year Ended
                                                                 March 31, 2001        March 31, 2000
                                                                 --------------        --------------
Net loss
  As reported .................................................    $  (10,282,000)    $   (6,064,000)
  Pro forma ...................................................    $  (11,116,000)    $   (6,361,000)
Basic and diluted loss per share
  As reported .................................................    $        (4.66)    $        (2.86)
  Pro forma ...................................................    $        (5.04)    $        (3.00)


                        DIRECTRIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended March 31, 2001 and 2000: expected volatility of 50 percent; risk-free interest rates of six percent (6%); and expected lives of ten years.


The table below summarizes the activity in the plans:



                                                                         Year Ended                           Year Ended
                                                                       March 31, 2001                       March 31, 2000
                                                              -------------------------------      -------------------------------
                                                                                  Weighted-                            Weighted-
                                                                                   Average                              Average
                                                                Stock Options      Exercise          Stock Options      Exercise
                                                                 Outstanding        Price             Outstanding        Price
                                                              -----------------  ------------      -----------------  ------------

Outstanding at beginning of year ........................          239,140         $   4.91                 --         $     --

Granted .................................................          100,000             4.29            294,394             4.73
Exercised ...............................................               --               --                 --               --
Canceled ................................................           (8,544)            3.94            (55,254)            3.94
                                                              -----------------  ------------      -----------------  ------------
Outstanding at end of year ..............................          330,596             4.91             239,140            4.91

Exercisable at end of year .............................          188,759             4.61              49,800            4.77

Weighted-average fair value of options
   granted during the year ..............................               --             2.95                  --            3.25


At March 31, 2001 and 2000, there were 225,596 and 149,140 options issued and outstanding under the Employees' Plan, respectively, and 105,000 and 90,000 options issued and outstanding under the Director's Plan, respectively, of which an aggregate of 152,500 options are subject to shareholder approval under both plans. For all employee and director options subject to shareholder approval, an expense will be recorded at the date of shareholder approval based on the difference, if any, between the fair market value of the common stock and the exercise price of the option.

At March 31, 2001, Directrix has an additional 219,404 shares remaining for future grants under the plans, consisting of 174,404 and 45,000 shares under the employees' plan and director's plan, respectively. The following table summarizes information concerning currently outstanding and exercisable stock options at March 31, 2001:

                        DIRECTRIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



                                           Options Outstanding                            Options Exercisable
                         -------------------------------------------------------    --------------------------------
                                                  Weighted            Weighted                           Weighted
                                                  Average              Average                            Average
      Ranges of              Number              Remaining            Exercise          Number           Exercise
   Exercise Prices         Outstanding        Contractual Life         Price          Exercisable         Price
---------------------    ---------------    --------------------    ------------    ---------------    -------------
$2.25 - $3.94                205,596               8.4 years            $3.65            120,342            $3.58
$4.00 - $6.43                110,000               8.7 years            $5.90             60,000            $5.84
$11.25                        15,000                 9 years            $11.25             7,500           $11.25




6.     INCOME TAXES

         Directrix was a division of Spice until March 15, 1999 and did not file separate income tax returns. In addition, Directrix was not allocated any income tax benefit associated with the losses that it incurred through March 15, 1999. Directrix also had minimal activity during its initial operating period of March 16, 1999 through March 31, 1999 and therefore did not recognize any income tax benefit or provision.

         Significant components of Directrix' net deferred tax assets at March 31, 2001 and 2000 are as follows:

                                                Year Ended          Year Ended
                                              March 31, 2001      March 31,2000
                                             ----------------    ---------------
Net operating loss ........................     $5,100,000          $2,600,000
Bad debt ..................................        450,000           1,100,000
Transponder lease liability ...............      2,400,000             360,000
Property and equipment ....................       (300,000)           (400,000)
Other .....................................         50,000              40,000
                                             ----------------    ---------------
                                                 7,700,000           3,700,000
Less valuation allowance ..................     (7,700,000)         (3,700,000)
                                             ----------------    ---------------
                                                       -0-                 -0-
                                             ================    ===============


The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective tax rate reported in the financial statements:


                                                 Year Ended        Year Ended
                                               March 31, 2001    March 31, 2000
                                               --------------    ---------------
Expected tax benefit .........................      (34%)              (34%)
Reduction in benefit resulting from:
   State income tax, net of federal benefit ..       (6)               (6)
   Permanent differences .....................       --                 1
   Change in valuation allowance .............       40                39
                                               --------------    ---------------
                                                      0%                0%
                                               ==============    ===============


     At March 31, 2001, Directrix has Federal and State net operating loss carryforwards of approximately $13.0 million that will be available to offset future taxable income, if any through March, 2021.


7.     COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT AGREEMENTS. Directrix has employment agreements with its three Executive Officers providing for aggregate annual compensation amounting to approximately $0.8 million

                        DIRECTRIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


plus increases of five percent (5%) per annum. The Chief Executive Officer's agreement is for a six-year term, renewable annually for five years from the agreement date. The other agreements expire on December 31, 2001.

         The agreements for the President and Chief Operating Officer provide for up to 12 months additional salary upon the death or disability of the officers or termination without cause. In addition, the officers are entitled to severance pay, in an amount to be determined, upon termination following a change in control of Directrix.

         Directrix entered into an employment agreement with Mr. Taylor on May 1, 2000 as its Executive Vice President, Sales and Marketing. The agreement provides for an annual base salary of $175,000 and has a two-year term.

         To assist Directrix in achieving its business objectives, Messrs. Faherty, McDonald and Kirby, Directrix' Chief Executive Officer, President and Chief Operating Officer, respectively, voluntarily agreed to a reduction in their annual salaries of $200,000 for Mr. Faherty, $24,750 for Mr. McDonald and $22,584 for Mr. Kirby. The salary reductions took effect on June 24, 2000 and were to continue for the remainder of the year ended March 31, 2001. As described in Note 14, (i) the officers agreed to continue the salary reductions for the year ended March 31, 2002, and (ii) the officers and a vice-president of sales and marketing agreed to an additional $25,000 voluntary salary reduction on an annualized basis from May 1, 2001 through March 31, 2002.

         In consideration of their agreements to the June 24, 2000 salary reduction, the Compensation Committee of the Board of Directors granted each of Messrs. McDonald and Kirby 5,000 fully vested options to acquire shares of the Common Stock of Directrix exercisable at $4.00 per share, the closing price of Directrix' stock on June 22, 2000. Mr. Faherty was granted 25,000 fully vested stock options exercisable at $2.25 per share, the closing price of Directrix' stock on September 18, 2000.

         LEASES AND SERVICE CONTRACTS. Directrix leases its office space and operating facilities under non-cancelable operating leases, expiring March, 2002 and April, 2009, respectively. Directrix also secured satellite transponder services under various service agreements (as amended), that were to expire at November, 2002, but were terminated on April 30, 2001 as described in Notes 2 and 14. Aggregate minimum rental commitments under non-cancelable operating leases at March 31, 2001 are as follows:


    Years Ending            Office Facilities
      March 31,               and Equipment
--------------------    -------------------------
       2002                   $   332,000
       2003                       258,000
       2004                       243,000
       2005                       208,000
       2006                       195,000
    Thereafter                    601,000
                        -------------------------
Total                         $ 1,837,000
                        =========================

         Rent expense under office facilities and equipment leases amounted to $329,000 and $295,000 for the years ended March 31, 2001 and March 31, 2000, respectively.

         Rent expense for satellite transponder and uplink services amounted to $5,725,000 and $6,483,000 for the years ended March 31, 2001 and March 31, 2000, respectively. Rent expense for satellite transponder and uplink services is expected to amount to $489,000 for the year ended March 31, 2002.

         In December, 1999, Directrix entered into an agreement to defer approximately $1.0 million of transponder service payments that were to be repaid in twenty-four equal monthly installments of $40,833

                        DIRECTRIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


beginning April 1, 2000. In December 2000, Directrix amended its service agreements with Loral. Under terms of the amendment, the expiration date of all of the agreements was extended to November 30, 2002, the number of transponders was reduced from four to three and have a lower level of protection in the first year if a transponder fails. The amendment also reduced Directrix' monthly transponder costs from $520,000 to $240,000 for the twelve months ending November 30, 2001 and $300,000 for the final twelve months ending November 30, 2002.

         At March 31, 2001, Directrix has a current transponder liability of $5.8 million, which included $5.5 million of past due amounts. As described in Notes 2 and 14, in May 2001, Directrix terminated its agreement with Loral, and settled the outstanding amounts for $3.0 million face amount of junior convertible preferred stock and the issuance to Loral of a $1.65 million note under the credit facility. The settlement is subject to the execution of formal documentation and consummation of the Playboy Transaction.

         LEGAL PROCEEDINGS. As described in Note 14, Directrix was named as a defendant in an action brought by Logix Development Corporation ("Logix") in the Los Angels County Superior Court (Logix, et. al. v. Emerald Media, Inc., et. al., Case No. BC250732) in May 2001.


8.     SIGNIFICANT CUSTOMERS

         Directrix derives its revenues from a limited number of customers, principally from the adult entertainment industry. Directrix' largest customers are EMI, Playboy and Califa. Revenues from EMI, Playboy and Califa amounted to approximately $3.2 million, $0.7 million and $0.6 million for the year ended March 31, 2001, respectively, representing 61%, 14% and 11% of total revenue for the year. For the year ended March 31, 2000, revenues from EMI, Playboy and Califa amounted to approximately $6.7 million, $0.7 million and $0.5 million, respectively, representing 76%, 8% and 5% of total revenue for the year, respectively.

         For the years ended March 31, 2001 and 2000, Directrix recorded bad debt expense of approximately $0.3 million and $1.0 million, respectively, of which $0.1 and $1.0 million was attributable to EMI.

         At March 31, 2001, accounts receivable includes approximately $0.6 million due from EMI, and represents 64% of total accounts receivable. As described in Note 14, in May 2001, EMI shut down its networks, and Directrix entered into an agreement with EMI that provided for the extinguishment of its option to acquire the network business or stock of EMI (the "EMI Option") and for the settlement of the EMI receivable, which amounted to approximately $0.6 million at March 31, 2001. As per terms of the agreement, on May 1, 2001, Directrix forgave its rights to the EMI Option and EMI agreed to transfer both the cash and stock proceeds from the sale of its customer list, which in aggregate totaled $0.75 million, to Directrix as settlement of the EMI receivable.

         Directrix' original service agreements with Playboy and Califa expired on March 15, 2001. Directrix extended the term of its service agreements with Playboy through March 31, 2002 as per the LOI (see Notes 1, 2 and 14), and while continuing to provide services for Califa, was in final negotiations to extend the term of its service agreements to Califa and provide additional services to Califa. In May 2001, Directrix began providing network origination services to VOD, Inc. ("VODI"), a Califa affiliate, for an additional network. In July 2001, Playboy exercised its option to acquire the networks operated by Califa and VODI. Directrix plans to negotiate with Playboy to combine the service agreements for the Califa/VODI networks with the service agreement for the Playboy networks.


9.     RETIREMENT PLAN

         Directrix has established a 401(k) retirement savings plan (the "401(k) Plan"), in which all full time employees, including executive officers, are eligible to participate. The 401(k) Plan provides that each

                        DIRECTRIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

participant may contribute up to 15% of his or her pre-tax salary (up to a statutorily prescribed annual limit) to the 401(k) Plan. Directrix, at the discretion of the Board of Directors, may match employee contributions. For the years ended March 31, 2001 and 2000, Directrix did not match employee contributions.


10.    REVOLVING LINE OF CREDIT

         Directrix has a $4.5 million revolving line of credit pursuant to the terms of a March 15, 1999 Loan and Security Agreement, as amended by the Amended and Restated Loan and Security Agreement dated February 15, 2000
(the "Amended Loan Agreement"). The providers of the Credit Facility include the Chief Executive Officer, the President, and four unrelated parties (collectively, the "Lenders"). The Credit Facility bears interest at 11% per annum, payable monthly, and was to mature on March 15, 2002. Substantially all of Directrix' assets have been pledged as collateral for this obligation.

         On October 16, 2000, Directrix and the Lenders agreed to modify the terms of the Amended Loan Agreement. The Amendment increased the Credit Facility from $3.5 million to $4.5 million, and modified the financial covenants which required that beginning with the year ended March 31, 2001 Directrix have at least $3.0 million of stockholders' equity at the end of each fiscal year. The Amendment also states that if Directrix has not sold or transferred the EMI Option by March 31, 2001, then the Lenders would have the option to convert their Notes into Directrix Common Stock on the same terms as the most recent placement of Directrix Common Stock or, if there has been no placement of Directrix Common Stock, on terms to be negotiated, in good faith, by the Borrower and the Lenders.

         At March 31, 2001, Directrix was in violation of the stockholders' equity financial covenant. The Lenders agreed, as part of the modifications to the Credit Facility and subject to the execution of formal documentation and consummation of the Playboy Transaction, to waive the violation of the financial covenant as more fully described in Notes 2 and 14.

         As of March 31, 2001, Directrix has drawn down approximately $4.2 million from the Credit Facility, with $0.3 million unused funds remaining under the facility. Under the Credit Facility, Directrix is not permitted to draw down on the Credit Facility after March 15, 2001.

         In consideration of their agreeing to provide the Credit Facility, Directrix granted the Lenders 45,000 and 60,000 common stock purchase warrants on March 15, 1999 and February 16, 2000, respectively, exercisable for ten years at $0.01 per share. The aggregate fair market value of the warrants (determined using the Black-Scholes pricing model) amounts to approximately $0.7 million and is being amortized over the term of the Credit Facility. All of the warrants were exercised as of March 31, 2000.

         In consideration of their agreeing to provide the additional Credit Facility and the modification of the covenants, Directrix granted the Lenders an aggregate of 60,000 common stock purchase warrants on October 16, 2000, exercisable for ten years at $0.01 per share. The aggregate fair market value of the warrants (determined using the Black-Scholes pricing model) amounts to approximately $0.2 million and is being amortized over the term of the Credit Facility. All of the warrants were exercised as of March 31, 2001.

         As stated above, the Credit Facility was to mature on March 31, 2002. As described in Notes 2 and 14, in July 2001, Directrix restructured the Credit Facility, subject to the execution of formal documentation and consummation of the Playboy Transaction.


11.    SUBORDINATED CONVERTIBLE DEBENTURES

         In March 2001, Directrix completed a private placement of $500,000 of convertible debentures ("Debentures"), of which $375,000 were issued and cash received as of March 31, 2001. The Debentures are convertible into shares of Directrix common stock at any time, at the option of the holders, at a

                        DIRECTRIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

conversion rate of $1.50 per share of common stock. The conversion rate is subject to anti-dilution protection for stock splits, stock dividends, stock reclassifications and mergers. Directrix can require conversion at any time if the average trading price of its common stock is over $5.00 for any ten consecutive trading days prior to maturity. The Debentures mature on March 31, 2003, are senior to all of


Directrix' other obligations other than the Credit Facility and bear interest at 6% per annum, payable at maturity. Directrix can elect to pay the interest by issuing additional shares of Directrix common stock in lieu of a cash interest payment. Directrix has granted the Debenture holders registration rights for the shares of common stock into which the Debentures are convertible and has committed to file the registration statement during the year ended March 31, 2002.

         In March, 2001, Directrix recorded interest expense attributable to the intrinsic value of the beneficial conversion feature of the convertible debenture of $187,5000, based on the difference between the conversion price and the fair market value of Directrix common stock on the February 28, 2001 commitment date.


12.    RELATED PARTY TRANSACTIONS

         As described in Note 10, Directrix has a revolving Credit Facility with five individuals, including Messrs. Faherty and McDonald, two of Directrix' executive officers and directors. For the year ended March 31, 2001, Directrix recorded interest expense related to Mr. Faherty and Mr. McDonald of $106,151 and $45,891, respectively, of which $15,951 was unpaid at March 31, 2001. Directrix recorded interest expense attributable to Mr. Faherty and Mr. McDonald of $27,103 and $5,623, respectively, for the year ended March 31, 2000, of which $10,420 was unpaid at March 31, 2000.

         As described in Notes 2 and 14, in July 2001, Messrs. Faherty and McDonald agreed to the cancellation of their notes under the Credit Facility (aggregating $1.65 million) for preferred stock and warrants, subject to the execution of formal documentation and consummation of the Playboy Transaction.

         In May 2000, Directrix entered into a four-month agreement with one of its non-employee directors to provide various consulting services to Directrix. In consideration for providing these services, Directrix paid an aggregate of $20,000 over the term of the agreement.


13.    BUSINESS SEGMENTS

         Directrix operates one reportable business segment in accordance with SFAS 131.


14.    SUBSEQUENT EVENTS

         Executive Compensation. Messrs. Faherty, McDonald and Kirby, Directrix' Chief Executive Officer, President and Chief Operating Officer, respectively, voluntarily agreed to extend their salary reductions described in
Note 7 through March 31, 2002. In addition, the officers and Terry Taylor, the Vice-President of Sales and Marketing, voluntarily agreed to an additional reduction in their annual salaries of $25,000 on an annualized basis. The additional salary reductions took effect on May 1, 2001 and will continue for the remainder of the year ended March 31, 2002.

         In consideration of their agreement to continue the salary reductions through March 31, 2002, the Compensation Committee awarded Messrs. Faherty, McDonald and Kirby 96,552, 11,948 and 10,903 restricted shares, respectively, of Directrix common stock at $2.90 per share. In consideration of the additional salary reduction which took effect on May 1, 2001, the Compensation Committee granted each of the executives 11,063 restricted shares of Directrix common stock at $2.90 per share. All the shares of restricted stock were issued on May 1, 2001. The shares will be treated as additional compensation expense.

                        DIRECTRIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


         EMI Agreement. In May 2001, EMI shut down its networks, and sold its customer list to its largest competitor, a wholly owned subsidiary of New Frontier Broadcasting, for $500,000 in cash and $250,000 of New Frontier stock. Directrix entered into an agreement with EMI that provided for the extinguishment of the EMI Option and for the settlement of the EMI receivable. As per terms of the agreement, Directrix forgave its rights to the EMI Option, and EMI transferred both the cash and stock proceeds from the sale of its customer list to Directrix as settlement of the EMI receivable.

         Termination of Transponder Agreement. In May 2001, Directrix terminated its Transponder Agreement and transitioned its transponder services customers to Loral. Loral agreed to extinguish its receivable and an early termination charge, both of which aggregated approximately $11 million in exchange for (i) the issuance to Loral of a $1.65 million note under the Credit Facility and (ii) Directrix' issuance of $3.0 million face amount of a new series of junior preferred stock convertible at $3.00 per share and bearing a 6% pay in kind (PIK) dividend payable in Directrix Common Stock and a five-year warrant to acquire 200,000 shares at an exercise price of $3.00 per share. The agreement is subject to the execution of formal documentation and consummation of the Playboy Transaction.

         Restructuring of the Credit Facility. In July 2001, Directrix negotiated a restructuring of the Credit Facility. Under the agreement, the holders of the Credit Facility agreed to (i) extend the maturity date by one year until March 31, 2003, (ii) permit Directrix to pay interest in kind with Directrix common stock (PIK) and (iii) waive the violation of and eliminate stockholders' equity covenant and replace it with an annual covenant commencing with the fiscal year ending March 31, 2002 which requires that Directrix not allow its stockholders' deficit to exceed $5.0 million. In consideration of the foregoing, Directrix agreed to issue the holders of the Credit Facility, excluding Messrs. Faherty, McDonald and Loral, warrants to acquire 125,000 shares of Directrix common stock at an exercise price of $3.00 per share. The agreement is subject to the execution of formal documentation and consummation of the Playboy Transaction.

         Messrs. Faherty and McDonald agreed to the cancellation of their notes under the Credit Facility, which aggregated $1.65 million at March 31, 2001. In consideration thereof, Directrix will issue $1.65 million face amount of a new series of senior preferred and warrants to acquire 200,000 shares of Directrix common stock, subject to the execution of formal documentation and consummation of the Playboy Transaction. The senior preferred will have the same terms as the junior preferred issued to Loral except that (i) it will have priority over the Loral preferred on liquidation, (ii) the conversion price shall be $1.50 per share, (iii) the holders will have the right to appoint two members to the Directrix Board of Directors and (iv) the holders will have voting rights as if their preferred stock had been converted into Common Stock. The warrants will have an exercise price of $3.00 per share and will be exercisable for five years.

         Los Angeles Facility. In connection with the proposed transaction with Playboy, Directrix entered into a three party letter of intent with Kingston and Playboy, under which Kingston agreed to purchase the building, make necessary improvements to the property and triple net lease it to Directrix for fifteen years. The purchase and sale agreement for the property was executed on March 30, 2001 and a late July or early August closing is anticipated.
Directrix and Kingston are in final negotiations of a triple net lease of the property.

         Legal Proceedings. Directrix was named as a defendant in an action brought by Logix Development Corporation ("Logix") in the Los Angels County Superior Court (Logix, et. al. v. Emerald Media, Inc., et. al., Case No. BC250732) in May 2001. Logix also named as defendants in the action Spice Entertainment Companies, Inc. and New Frontier Media, Inc. The suit arises out of EMI's sale of its customer list to a wholly owned subsidiary of New Frontier and alleges, among other things, that the sale was in derogation of Logix' rights to the customer list. The suit alleges breach of contract, fraud and negligent misrepresentation and Logix is seeking damages in excess of $10 million. Directrix is obligated to defend the suit on behalf of Spice Entertainment Companies, now a subsidiary of Playboy Enterprises International, Inc. Directrix believes the suit is without merit and plans a vigorous defense.

         Akamai Technologies, Inc. Directrix received a notice of default from Akamai Technologies, Inc. ("Akamai") for amounts owed under the Amended and Restated Akamai Reseller Agreement dated

                        DIRECTRIX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


August 15, 2000. Directrix has contested the default notice as to the amount owed and asserted that Akamai has failed to fulfill its commitments to Directrix. The parties are currently in negotiation to settle the outstanding amounts owed and resolve open issues. There can be no assurance that the parties can reach an acceptable settlement.