Form 10QSB
period 2001-06-30
DIRECTRIX INC
filed 2001-08-20
CIK 1067310

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes       [X]              No       [  ]

Number of shares outstanding of Registrant's Common Stock as of July 31, 2001 was 2,403,440.

                                     PART I

ITEM 1:  FINANCIAL STATEMENTS
DIRECTRIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
____________________________________________________________________________________________________________________________________

                                                                                     June 30,               March 31,
                                                                                      2001                    2001
                                                                                ----------------------------------------
                                                                                   (unaudited)           (derived from
                                                                                                       audited financial
                                                                                                           statements)

                                     ASSETS:
Current assets:
     Cash and cash equivalents ..............................................     $    24,000             $    79,000
     Marketable securites ...................................................         245,000                      --
     Accounts receivable, billed ............................................         292,000                 879,000
     Accounts receivable, unbilled ..........................................          22,000                  77,000
     Prepaid expenses and other current assets ..............................          97,000                  58,000
                                                                                ----------------        ----------------
                    Total current assets ....................................         680,000               1,093,000
Property and equipment, net .................................................       3,859,000               4,180,000
Library of movies, net ......................................................         346,000                 486,000
Deferred financing costs ....................................................         280,000                 380,000
Deferred lease costs ........................................................         110,000                      --
Other assets ................................................................         167,000                 167,000
                                                                                ----------------        ----------------
                    Total assets ............................................     $ 5,442,000             $ 6,306,000
                                                                                ================        ================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
     Accounts payable .......................................................     $ 2,088,000             $ 1,687,000
     Transponder lease liability ............................................      10,726,000               5,798,000
     Accrued expenses and other current liabilities .........................         380,000                 399,000
     Officer loan payable ...................................................          87,000                      --
     Customer deposits ......................................................         386,000                 394,000
     Revolving line of credit ...............................................       4,166,000               4,166,000
                                                                                ----------------        ----------------
                    Total current liabilities ...............................      17,833,000              12,444,000

Deferred rent ...............................................................          37,000                  49,000
Subordinated convertible debentures .........................................         500,000                 375,000
                                                                                ----------------        ----------------
                    Total liabilities .......................................      18,370,000              12,868,000
                                                                                ----------------        ----------------

Commitments and contingencies

Stockholders' deficit
     Common stock, $.01 par value; authorized 25,000,000 shares; 2,403,440 and
       2,239,785 shares issued and outstanding at June 30, 2001 and
       March 31, 2001, respectively .........................................          24,000                  23,000
     Additional paid-in capital .............................................      21,706,000              21,170,000
     Deferred Compensation ..................................................        (388,000)                     --
     Accumulated other comprehensive loss ...................................         (97,000)                     --
     Accumulated deficit ....................................................     (34,173,000)            (27,755,000)
                                                                                ----------------        ----------------
                    Total stockholders' deficit .............................     (12,928,000)             (6,562,000)
                                                                                ----------------        ----------------
                    Total liabilities and stockholders' deficit .............     $ 5,442,000             $ 6,306,000
                                                                                ================        ================


                            The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS (unaudited)
____________________________________________________________________________________________________________________________________


                                                                       Three Months Ended June 30,
                                                                     2001                      2000
                                                             ---------------------      --------------------
Revenues ..................................................     $     1,187,000            $    1,641,000
                                                             ---------------------      --------------------

Operating expenses:
    Salaries, wages and benefits ..........................             872,000                   809,000
    Library amortization ..................................             140,000                   170,000
    Satellite costs .......................................             362,000                 1,673,000
    Broadband expenses ....................................             466,000                        --
    Selling, general and administrative expenses ..........             435,000                   561,000
    Depreciation ..........................................             356,000                   348,000
                                                             ---------------------      --------------------
           Total operating expenses .......................           2,631,000                 3,561,000
                                                             ---------------------      --------------------

           Loss from operations ...........................          (1,444,000)               (1,920,000)

Other expenses:
    Interest expense ......................................            (354,000)                 (145,000)
    Transponder penalty ...................................          (4,620,000)                       --
                                                             ---------------------      --------------------
           Total other expenses ...........................          (4,974,000)                 (145,000)

                                                             ---------------------      --------------------
           Net loss .......................................     $    (6,418,000)           $   (2,065,000)
                                                             =====================      ====================

Net loss per common share:
    Basic and Diluted .....................................     $         (2.73)           $        (0.95)
                                                             =====================      ====================

Weighted average number of shares outstanding:
    Basic and Diluted .....................................           2,349,488                 2,179,785
                                                             =====================      ====================


                         The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT of STOCKHOLDERS' EQUITY (unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2001
____________________________________________________________________________________________________________________________________



                                                              Additional                     Other
                                          Number of  Common     Paid-in      Deferred    Comprehensive  Accumulated
                                           Shares     Stock     Capital    Compensation       Loss         Deficit        Total
                                          ---------  -------  -----------  ------------  -------------  -------------  -------------
Balance at March 31, 2001 ..............  2,239,785  $23,000  $21,170,000   $       --    $        --   $(27,755,000)   $(6,562,000)

    Restricted stock issued in
      connection with salary
      reductions .......................    163,655    1,000      473,000     (388,000)            --             --         86,000

    Intrinsic value of benenficial
      conversion feature of
      debentures .......................         --       --       63,000           --             --             --         63,000

    Net loss ...........................         --       --           --           --             --     (6,418,000)    (6,418,000)

    Comprehensive loss due to decline
      in market value of marketable
      securities .......................         --       --           --           --        (97,000)            --        (97,000)

                                                                                                                       -------------
    Comprehensive Loss .................         --       --           --           --             --             --     (6,515,000)
                                                                                                                       -------------

                                          ---------  -------  -----------  ------------  ------------- --------------  -------------
Balance at June 30, 2001 ...............  2,403,440  $24,000  $21,706,000   $ (388,000)   $   (97,000)  $(34,173,000)  $(12,928,000)
                                          =========  =======  ===========  ============  ============= ==============  =============


                           The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
____________________________________________________________________________________________________________________________________



                                                                                     Three months ended June 30,
                                                                                      2001                 2000
                                                                               -----------------   -----------------
Cash flows from operating activities:
    Net loss ................................................................     $  (6,418,000)      $  (2,065,000)
                                                                               -----------------   -----------------

Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation of property and equipment ..................................           356,000             348,000
    Amortization of library of movies .......................................           140,000             170,000
    Amortization of deferred financing costs ................................           100,000              70,000
    Non-cash rent expense ...................................................           (12,000)             (7,000)
    Non-cash interest .......................................................            63,000                  --
    Deferred compensation ...................................................            86,000                  --
    Changes in assets and liabilities:
         Decrease (Increase) in accounts receivable .........................           300,000            (175,000)
         Increase in prepaid expenses and other current assets ..............           (39,000)            (34,000)
         Increase in deferred lease costs ...................................          (110,000)                 --
         Increase in accounts payable and accrued expenses ..................           698,000             462,000
         Increase in transponder penalty ....................................         4,620,000                  --
         Decrease in customer deposits ......................................            (8,000)                 --
                                                                               -----------------   -----------------
                   Total adjustments ........................................         6,194,000             834,000
                                                                               -----------------   -----------------

                   Net cash used in operating activities ....................          (224,000)         (1,231,000)
                                                                               -----------------   -----------------

Cash flows from investing activities:
         Purchase of property and equipment .................................           (35,000)           (233,000)
                                                                               -----------------   -----------------
                   Net cash used in investing activities ....................           (35,000)           (233,000)
                                                                               -----------------   -----------------

Cash flows from financing activities:
         Officer loans ......................................................            79,000                  --
         Borrowings under revolving line of credit ..........................                --           1,155,000
         Proceeds from issuance of subordinated convertible debentures ......           125,000                  --
                                                                               -----------------   -----------------
                   Net cash provided by financing activities ................           204,000           1,155,000
                                                                               -----------------   -----------------

Net decrease in cash and cash equivalents ...................................           (55,000)           (309,000)
Cash and cash equivalents, beginning of the period ..........................            79,000             324,000
                                                                               -----------------   -----------------
Cash and cash equivalents, end of the period ................................     $      24,000       $      15,000
                                                                               =================   =================


Supplemental disclosures of cash flow information:
         Cash paid during the period for:
            Interest ........................................................      $    118,000       $      56,000
                                                                               =================   =================


Supplemental schedule of non-cash investing and financing activities:
         Reduction of accounts receivable in exchange for
            marketable securities ...........................................      $  (342,000)       $          --

         Adjustment to value of warrants issued in connection with the
            revolving line of credit ........................................      $        --        $     (15,000)



                             The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 (unaudited)
--------------------------------------------------------------------------------

1. Basis of Presentation. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Directrix' Annual Report for the year ended March 31, 2001 as filed with our Form 10-KSB.

2. Business Organization. Directrix, Inc. ("Directrix"), a Delaware corporation, is a full service provider of network origination, digital video asset management and digital content delivery services, primarily to the adult entertainment industry. Directrix offers a complete range of network origination services for the creation and distribution of traditional television networks using advanced video file server based playback capabilities.
Directrix provides digital content management and delivery services using The Directrix Content Delivery Network that provides media owners with the ability to manage their content and distribute it using Directrix' satellite, fiber optic and Internet connectivity.

         Directrix was originally a wholly owned subsidiary of Spice Entertainment Companies, Inc. ("Spice") and provided network origination and technical services for Spice's networks. Directrix became a stand-alone company when, as part of the March 15, 1999 merger ("Merger") of Spice into Playboy Enterprises Group, Inc. ("Playboy"), Spice spun off Directrix by distributing approximately 2,075,000 shares of Directrix common stock to the Spice stockholders. As part of the Merger, Spice contributed certain assets to Directrix including its New York City based master control and playback facility and related technical services agreements, and its option to acquire the network business or stock of Emerald Media, Inc. (the "EMI Option"). Directrix also assumed certain liabilities related to the transferred assets.

         In September 1999, Directrix relocated its master control and playback facility from New York City to Northvale, New Jersey. Directrix' service agreements with Playboy were to expire on March 15, 2001. During the negotiations to secure an extension and expansion of Playboy's service agreements, Directrix agreed to establish a network origination, studio services and uplink facility in Los Angeles with Playboy as its anchor tenant and primary customer. To that end, Directrix and Playboy entered into a February 26, 2001 letter of intent ("LOI") whereby Playboy agreed to become the anchor tenant of the proposed new facility and upon the planned acquisition of such facility, agreed to enter into a multi-year master services agreement for network origination and studio services for Playboy's networks and original productions. In connection with the proposed transaction with Playboy, Directrix entered into a three party letter of intent with Kingston Investors Corp. ("Kingston") and Playboy. Under the three party letter of intent, Kingston agreed to purchase the property and make improvements to the property. Kingston and Directrix are in final negotiations of a 15 year triple net lease of the property. Directrix and Playboy are in final negotiations of a triple net sublease for approximately half of the property and a 15 year service agreement (the "Master Services Agreement") for the technical services described above (collectively, the "Playboy Transaction"). See Note 4 for a more complete description of these transactions.

3. Financial Condition & Liquidity. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Directrix as a going concern. However, since becoming a stand-alone company on March 15, 1999, Directrix incurred net losses of $6.1 million and $10.3 million for the years ended March 31, 2000 and March 31, 2001, respectively, and a net loss of $6.4 million for the three months ended June 30, 2001. At June 30, 2001, Directrix has a working capital deficiency of $17.2 million. These matters raise substantial doubt about Directrix' ability to continue as a going concern. Directrix' continued existence is dependent upon several factors, including the completion of the Master Services Agreement with Playboy, management's ability to successfully implement the restructuring plan described below and its ability to generate operating cash flow via execution of its long-term business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Directrix be unable to continue in existence. Management's plans and intentions in regard to this matter are described below in Note 4.

4. Restructuring Plan. Management has developed and begun implementation of a multi-phase restructuring plan. The restructuring plan addresses the areas that management believes are critical to the realization of Directrix' short and long-term plans. The areas addressed by this plan are outlined below, and include (i) the transponder services agreement, (ii) restructuring of its revolving line of credit ("Credit Facility"), (iii) the Los Angeles facility,
(iv) transition of its new business to the Los Angeles based facility and attracting new business and (v) new financing.

         Transponder Services Agreement. Approximately $10.7 million of the working capital deficiency was attributable to amounts owed to Loral Skynet ("Loral") under Directrix' Agreement for Transponder Services ("Transponder Agreement"). In May 2001, Directrix terminated its Transponder Agreement and transitioned its transponder services customers to Loral.

         When the Transponder Agreement was terminated, Directrix owed Loral approximately $6.1 million for past due service fees and a $4.6 million early termination charge. As part of the restructuring plan, in July 2001, Loral agreed to extinguish its receivable and the early termination charge in exchange for (i) the issuance to Loral of a $1.65 million note under the Credit Facility,
(ii) Directrix' issuance of $3.0 million face amount of a new series of junior preferred stock convertible at $3.00 per share and bearing a 6% dividend which may be paid in kind ("PIK") with Directrix common stock or in cash, at Directrix' option and (iii) Directrix' issuance of a five-year warrant to acquire 200,000 shares at an exercise price of $3.00 per share. The agreement is subject to the execution of formal documentation and consummation of the Playboy Transaction.

         Management believes that the direct leasing of satellite transponders no longer fits into Directrix' long-term plans and by terminating the Transponder Agreement, Directrix has eliminated its largest recurring monthly charge and has ceased providing transponder services.

         Directrix recognized revenue attributable to the leasing of transponders of $0.1 million and $1.2 million for the three months ended
June 30, 2001 and 2000, respectively, of which $1.0 million of revenue related to EMI for the three months ended June 30, 2000.

         Restructuring of the Credit Facility. Directrix has a $4.5 million Credit Facility, from which $4.2 million has been drawn down as of June 30, 2001. The Credit Facility was to mature on March 15, 2002, but after March 15, 2001, Directrix could no longer draw down any further advances under the Credit Facility. The Credit Facility is secured by a first lien on all of Directrix' assets.

         To facilitate the agreement with Loral and enhance Directrix' ability to attract new capital, Directrix has negotiated a restructuring of the Credit Facility. Under the agreement, the holders of the Credit Facility agreed to (i) extend the maturity date by one year until March 31, 2003, (ii) permit Directrix to PIK the interest payment and (iii) waive the March 31, 2001 violation of and eliminate the stockholders' equity covenant and replace it with an annual covenant commencing with the fiscal year ending March 31, 2002 which requires that Directrix not allow its stockholders' deficit to exceed $5.0 million. In consideration of the foregoing, Directrix agreed to issue to the holders of the Credit Facility, excluding Messrs. Faherty and McDonald (two executive officers of Directrix), and Loral, warrants to acquire 125,000 shares of Directrix common stock at an exercise price of $3.00 per share. The agreement is subject to the execution of formal documentation and consummation of the Playboy Transaction.

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

         Los Angeles Facility. Management believes that the establishment of the Los Angeles facility is critical to the realization of its long-term business plan. As noted above and in connection with the proposed transaction with Playboy, Directrix entered into a three party letter of intent with Kingston and Playboy, under which Kingston agreed to purchase the building, make improvements to the property and enter into a triple net lease of the property with Directrix for fifteen years. The purchase and sale agreement for the property, to which Directrix was not a party, was executed by Kingston and the prospective seller on March 30, 2001, and the parties to this transaction anticipate a closing on or about August 31, 2001. Directrix and Kingston are in final negotiations of a triple net lease of the property.

          Kingston was obligated to deposit $250,000 upon the execution of the purchase and sale agreement of the property. Directrix was obligated to contribute half of this amount and Playboy advanced this amount to Directrix as a prepayment for future network origination services. The deposit will be refunded when Kingston acquires the property. In the event Kingston does not acquire the property, Directrix will lose its deposit and Playboy will be entitled to apply the $125,000 against the payments due for the network origination services.

         As contemplated by the letter of intent between Playboy and Directrix ("LOI"), the parties are in final negotiations of a 15-year triple net sublease for approximately half of the premises and a 15-year Master Services Agreement, under which Directrix will provide network origination and studio management services for Playboy's networks and productions. The LOI also extended the term of Directrix' current services agreement with Playboy, which was set to expire on March 15, 2001, to March 31, 2002. Directrix has agreed to provide equipment, integration and technical improvements necessary to provide the services under the Master Services Agreement when the facility is operational and has secured up to $5.0 million of financing towards equipment and system integration fees from CapitalSource Finance LLC, subject to due diligence, the execution of formal documentation and the consummation of the Playboy Transaction. Upon execution of the Master Services Agreement, Directrix will issue a warrant to Playboy to acquire 600,000 shares of its common stock at an exercise price of $3.50.

         Directrix was in final negotiations to extend the term of its service agreements with Califa and its affiliate, VOD, Inc. ("VODI") to provide network origination services for their networks. These agreements were set to expire in March 15, 2001. In May 2001, Directrix began providing network origination services to VODI for an additional network. In July 2001, Playboy exercised its option to acquire the networks operated by Califa and VODI. Under the Master Services Agreement, when executed, Directrix will provide network origination services for the networks operated by Califa and VODI in addition to providing network origination services for several Playboy owned and operated networks from the Los Angels based facility. The agreement will also provide for the extension of the existing service agreements until the networks are originated from the West Coast facility.

         Transition of its Existing Business to the Los Angeles Facility and Attract New Business. Although Playboy will serve as the anchor tenant for the Los Angeles facility, the facility will have the capacity to provide network origination, studio facilities and other technical services to additional customers and has a second studio that will only be partially utilized by Playboy. Management intends to transition Directrix' existing service agreements for the networks operated by Playboy (including the networks formerly owned by Califa and VODI) to the Los Angeles based facility, and anticipates providing services to additional customers from the facility.

         After transitioning Directrix' existing service agreements for the networks operated by Playboy, Califa and VODI to the West Coast facility, Directrix will have substantial unused capacity at its Northvale facility. Management would prefer to maintain the Northvale facility and operation centers on both coasts and is currently exploring several options for the productive utilization of the facility, including diversifying its East Coast customer base or subleasing the facility to a third party. There can be no assurances that Directrix will be successful in obtaining new business sufficient to maintain operation centers on both coasts or find a lessee for the Northvale facility.

         New Financing. The final phase of management's plan is to locate a new source of working capital. Management forecasts that Directrix will require additional funding to complete the buildout of the West Coast facility and to provide for the deficiency in working capital until Directrix generates operating cash flow. Management is exploring various options, including the possible private placement of equity securities with individual, institutional and/or strategic investors, but has yet to secure a commitment for any such financing. There can be no assurance that management will be successful in its efforts to obtain sufficient capital.

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

5. Warrants. On April 30, 2001, Directrix issued Kingston five-year warrants to acquire 37,500 shares of Directrix common stock at an exercise price of $2.90 per share, the fair market value of Directrix stock on the grant date. The issuance and exercise of the warrant is subject to the closing of the property, as previously decribed in Note 4 "Los Angeles Facility".

6.       Net Loss per share.  Net loss per share for the three months ended
June 30, 2000 and June 30, 2001 are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Since Directrix reported a net loss for all periods presented, basic and diluted earnings per share exclude dilution and are computed by dividing net loss attributable to common shareholders by the weighted-average common shares outstanding for the period. Options, warrants and convertible debentures were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. Directrix had 330,596 and 287,973 common stock options outstanding as of June 30, 2001 and June 30, 2000, respectively. At June 30, 2001 and 2000, all common stock purchase warrants were exercised except for the warrants issued to Kingston in April 2001 as described in Note 5.

7. Significant Customers. In May 2001, Emerald Media, Inc. ("EMI") shut down its networks, and sold its customer list to its largest competitor, a wholly owned subsidiary of New Frontier Media, Inc. ("New Frontier"), for cash and 94,137 shares of New Frontier stock. Directrix entered into an agreement with EMI that provided for the extinguishment of the EMI Option and for the settlement of the EMI receivable, which amounted to approximately $0.6 million. As per terms of the agreement, on May 1, 2001, Directrix forgave its rights to the EMI Option, and EMI agreed to transfer cash and stock proceeds from the sale of its customer list to Directrix as settlement of the EMI receivable. At May 1, 2001, the 94,137 shares of New Frontier stock were recorded at a value of $3.63 each, which was the per share market value, aggregating approximately $0.3 million of marketable securities. As of June 30, 2001, Directrix recorded approximately $0.1 million of cash basis revenue associated with recovery of amounts owed in excess of the EMI receivable.

         In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on May 1, 2001, Directrix classified the 94,137 shares of New Frontier stock as "available for sale." At June 30, 2001, the 94,137 shares of New Frontier stock were recorded at a value of $2.60 each, which was the per share market value. In accordance with SFAS No. 130, "Reporting Comprehensive Income," the $0.1 million loss associated with the decrease in per share market value through June 30, 2001 is recorded as equity under "Accumulated other comprehensive loss."

         EMI had acquired some of its networks from Logix Development Corporation ("Logix") under an agreement dated January 18, 1997. Under that agreement, EMI engaged Logix to operate its call center for the EMI networks. After the sale of the customer list to the New Frontier subsidiary, Logix brought an action in the Los Angels County Superior Court (Logix, et. al. v. Emerald Media, Inc., et. al., Case No. BC250732) in May 2001, naming Directrix as a defendant to the suit. Logix also named as defendants in the action Spice (now a subsidiary of Playboy Enterprises, Inc.) and New Frontier. The suit alleges, among other things, that the sale of the customer list to New Frontier was in derogation of Logix' rights to the customer list. The suit alleges breach of contract, fraud and negligent misrepresentation and Logix is seeking damages in excess of $10 million. Directrix is obligated to defend the suit on behalf of Spice.

         On July 12, 2001, New Frontier filed a cross complaint against Logix, EMI, Roger Faherty and Donald McDonald, Directrix' Chief Executive Officer and President, respectively, and Daniel J. Barsky, counsel to EMI in the New Frontier transaction. The cross complaint alleges, among other things, that EMI breached its representations and warranties concerning its rights to the customer list and that Messrs. Faherty, McDonald and Barsky had misrepresented EMI's rights to the customer list. Directrix has undertaken the defense of the cross complaint on behalf of Messrs. Faherty, McDonald and Barsky. Directrix believes the Logix suit and the cross complaint are without merit and plans a vigorous defense.

8. Executive Compensation. To assist Directrix in achieving its business objectives, Messrs. Faherty, McDonald and Kirby, Directrix' Chief Executive Officer, President and Chief Operating Officer, respectively, voluntarily agreed to extend the prior year reductions in their annual salaries through March 31, 2002. The reductions took effect on June 24, 2000 and provided for reductions in their annual salaries of $200,000 for Mr. Faherty, $24,750 for Mr. McDonald and $22,584 for Mr. Kirby. In addition, the three officers and Terry Taylor, the Vice-President of Sales and Marketing, voluntarily agreed to an additional reduction in their annual salaries of $25,000 on an annualized basis. The additional salary reductions took effect on May 1, 2001 and will continue for the remainder of the year ended March 31, 2002.

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

         In consideration of their agreement to continue the salary reductions through March 31, 2002, the Compensation Committee awarded Messrs. Faherty, McDonald and Kirby 96,552, 11,948 and 10,903 restricted shares, respectively, of Directrix common stock at $2.90 per share. In consideration of the additional salary reduction which took effect on May 1, 2001, the Compensation Committee granted each of the executives 11,063 restricted shares of Directrix common stock at $2.90 per share. All the shares of restricted stock were issued on May 1, 2001. At June 30, 2001, Directrix recorded approximately $388,000 of deferred compensation and compensation expense of approximately $86,000 pertaining to the restricted stock.

         On May 1, 2000, pursuant to employment agreements, Directrix granted employees an aggregate of 50,000 options to acquire shares of the common stock of Directrix exercisable at $5.75 per share, the fair market value of the common stock on the date of grant.

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

9. Subordinated Convertible Debentures. During the three months ended June 30, 2001, Directrix received the remaining $125,000 of cash under its $500,000 private placement of convertible debentures ("Debentures") executed in March 2001. The Debentures are convertible into shares of Directrix common stock at any time, at the option of the holders, at a conversion rate of $1.50 per share of common stock. The conversion rate is subject to anti-dilution protection for stock splits, stock dividends, stock reclassifications and mergers. Directrix can require conversion at any time if the average trading price of its common stock is over $5.00 for any ten consecutive trading days prior to maturity. The Debentures mature on March 31, 2003, are senior to all of Directrix' other obligations other than the Credit Facility and bear interest at 6% per annum, payable at maturity. Directrix can elect to PIK the interest payment in lieu of a cash interest payment. Directrix has granted the Debenture holders registration rights for the shares of common stock into which the Debentures are convertible and has committed to file the registration statement during the year ended March 31, 2002.

         During the three months ended June 30, 2001, Directrix recorded interest expense attributable to the intrinsic value of the beneficial conversion feature of the convertible debenture of $62,500, based on the difference between the conversion price and the fair market value of Directrix common stock on the February 28, 2001 commitment date.

         In July 2001, Directrix offered up to $600,000 of a second series of convertible debentures which have the same terms as the Debentures. To date, $250,000 of debentures from the second series have been issued, of which $50,000 were issued to Mr. Faherty, the Chief Executive Officer of Directrix.

10. Library of Movies. Directrix capitalizes the acquisition costs for the rights to movie titles purchased or licensed. The acquisition costs are amortized on a straight-line basis over the shorter of the useful life or the license period, ranging from one to five years. Effective April 1, 2000, Directrix reduced the estimated life of its library of movies to two years.

11. Significant Agreements. Directrix received an undated notice of default from Akamai Technologies, Inc. ("Akamai") for amounts owed under the Amended and Restated Akamai Reseller Agreement dated August 15, 2000, as amended (the "Reseller Agreement"). Directrix contested the default notice as to the amount owed and asserted that Akamai has failed to fulfill its commitments to Directrix and its customers and that there were several service related issues. The parties attempted to resolve the open issues and negotiate a settlement of the outstanding amounts owed but were unable to do so. As a result, on July 31, 2001, Directrix issued a termination notice to Akamai terminating the Reseller Agreement. Akamai also notified Directrix that it was terminating the Reseller Agreement. The Reseller Agreement calls for Akamai to directly provide services to these customers unless these accounts choose to move to another Content Delivery Network.

         Directrix is currently seeking a replacement broadband services provider. There can be no assurance that Directix will be successful in securing a replacement broadband services provider or if a replacement provider is found, whether the terms of any such agreement would be acceptable to Directrix.

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

Overview

         Directrix, a Delaware corporation, is a full service provider of network origination, digital video asset management and digital content delivery services, primarily to the adult entertainment industry. Directrix offers a complete range of network origination services for the creation and distribution of traditional television networks using advanced video file server based playback capabilities. Directrix provides digital content management and delivery services using The Directrix Content Delivery Network that provides media owners with the ability to manage their content and distribute it using Directrix' satellite, fiber optic and Internet connectivity.

         Directrix was originally a wholly owned subsidiary of Spice Entertainment Companies, Inc. ("Spice") and provided network origination and technical services for Spice's networks. Directrix became a stand-alone company when, as part of the March 15, 1999 merger ("Merger") of Spice into Playboy Enterprises, Inc. ("Playboy"), Spice spun off Directrix by distributing approximately 2,075,000 shares of Directrix common stock to the Spice stockholders. As part of the Merger, Spice contributed certain assets to Directrix including its New York City based master control and playback facility and related technical services agreements, and its option to acquire the network business or stock of Emerald Media, Inc. (the "EMI Option"). Directrix also assumed certain liabilities related to the transferred assets.

         In September 1999, Directrix relocated its master control and playback facility from New York City to Northvale, New Jersey. Directrix' service agreements with Playboy were to expire on March 15, 2001. During the negotiations to secure an extension and expansion of Playboy's service agreements, Directrix agreed to establish a network origination, studio services and uplink facility in Los Angeles with Playboy as its anchor tenant and primary customer. To that end, Directrix and Playboy entered into a February 26, 2001 letter of intent ("LOI") whereby Playboy agreed to become the anchor tenant of the proposed new facility and upon the planned acquisition of such facility, agreed to enter into a multi-year master services agreement for network origination and studio services for Playboy's networks and original productions. In connection with the proposed transaction with Playboy, Directrix entered into a three party letter of intent with Kingston Investors Corp. ("Kingston") and Playboy. Under the three party letter of intent, Kingston agreed to purchase the property and make improvements to the property. Kingston and Directrix are in final negotiations of a 15 year triple net lease of the property. Directrix and Playboy are in final negotiations of a triple net sublease for approximately half of the property and a 15 year service agreement (the "Master Services Agreement") for the technical services described above (collectively, the "Playboy Transaction").

         Directrix received an undated notice of default from Akamai Technologies, Inc. ("Akamai") for amounts owed under the Amended and Restated Akamai Reseller Agreement dated August 15, 2000, as amended (the "Reseller Agreement"). Directrix contested the default notice as to the amount owed and asserted that Akamai has failed to fulfill its commitments to Directrix and its customers and that there were several service related issues. The parties attempted to resolve the open issues and negotiate a settlement of the outstanding amounts owed but were unable to do so. As a result, on July 31, 2001, Directrix issued a termination notice to Akamai terminating the Reseller Agreement. Akamai also notified Directrix that it was terminating the Reseller Agreement. The Reseller Agreement calls for Akamai to directly provide services to these customers unless these accounts choose to move to another Content Delivery Network.

         Directrix is currently seeking a replacement broadband services provider. There can be no assurance that Directix will be successful in securing a replacement broadband services provider or if a replacement provider is found, then the terms of any such agreement would be acceptable at all.

Results of Operations

         Net Loss. For the three months ended June 30, 2001, Directrix reported a net loss of $6.4 million as compared to a net loss of $2.1 million for the corresponding period in 2000. The increase in net loss for the three months ended June 30, 2001 was primarily attributable to the inclusion of the $4.6 million transponder penalty associated with the termination of the Transponder Agreement during the three months ended June 30, 2001. Decreases in satellite costs totaling approximately $1.3 million for the three months ended June 30, 2001 were mostly offset by a decrease in revenue of $0.5 million as compared to the three months ended June 30, 2000, an increase in interest expense of $0.2 million as compared to the three months ended June 30, 2000, and the inclusion of $0.5 million of expenses associated with broadband services.

         Revenues. Total revenue for the three months ended June 30, 2001 decreased by approximately $0.5 million as compared to the same periods in 2000. The decrease in revenue was primarily attributable to a decrease in revenue from EMI of $1.0 million, offset by the inclusion of $0.5 million of revenue attributable to broadband services and a $0.1 million increase in revenue from additional networks operated by Playboy and Califa.

         The decrease in revenue from EMI was attributable to the shut down of the EMI networks. In May 2001, EMI shut down its networks, and sold its customer list to its largest competitor, a wholly owned subsidiary of New Frontier Media, Inc. ("New Frontier"), for cash and 94,137 shares of New Frontier stock. Directrix entered into an agreement with EMI that provided for the extinguishment of the EMI Option and for the settlement of the EMI receivable, which amounted to approximately $0.6 million. As per terms of the agreement, on May 1, 2001, Directrix forgave its rights to the EMI Option, and EMI agreed to transfer cash and stock proceeds from the sale of its customer list to Directrix as settlement of the EMI receivable. At May 1, 2001, the 94,137 shares of New Frontier stock were recorded at a value of $3.63 each, which was the per share market value, aggregating approximately $0.3 million of marketable securities. As of June 30, 2001, Directrix recorded approximately $0.1 million of cash basis revenue associated with recovery of amounts owed in excess of the EMI receivable.

         Directrix' original service agreements with Playboy and Califa expired on March 15, 2001. Directrix extended the term of its service agreements with Playboy through March 31, 2002 as per the LOI, and while continuing to provide services for Califa, was in final negotiations to extend the term of its service agreements with Califa and its affiliate VOD, Inc. ("VODI") and to provide additional services to Califa and VODI. In May 2001, Directrix began providing network origination services to VODI for an additional network. In July 2001, Playboy exercised its option to acquire the networks operated by Califa and VODI. Under the Master Services Agreement, when executed, Directrix will provide network origination services for the networks operated by Califa and VODI in addition to providing network origination services for several Playboy owned and operated networks from the Los Angels based facility. The agreement will also provide for the extension of the existing service agreements until the networks are originated from the West Coast facility.

         Salaries, Wages and Benefits. Salaries, wages and benefits for the three months ended June 30, 2001 increased by $0.1 million as compared to the same period in 2000. The increase in salaries, wages and benefits was primarily attributable to the recording of compensation expense associated with the issuance of restricted stock issued for salary reductions taken by key executives during the three months ended June 30, 2001, which exceeded the amount that would have been recorded if the executives received cash compensation.

         Library Amortization. Library amortization for the three months ended June 30, 2001 was comparable to library amortization for the same period in 2000.

         Satellite Costs. Satellite costs for the three months ended June 30, 2001 decreased by approximately $1.3 million as compared to the same period in 1999. The decrease in satellite costs was primarily attributable to the termination of the Transponder Agreement with Loral in May 2001, as more fully described in ("Liquidity and Capital Resources").

         Broadband Expenses. Directrix reported broadband expenses of approximately $0.5 million for the three months ended June 30, 2001. The addition of broadband expenses was attributable to the activities of its wholly-owned subsidiary, Directrix Broadband, Inc, which was a reseller of Akamai's Internet architecture and related broadband services.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2001 decreased by approximately $0.1 million as compared to the three months ended June 30, 2000. The decrease in selling, general and administrative expenses was attributable to decreases in various expenses including production costs, public relations costs, convention and trade show costs and office cleaning costs.

         Depreciation of Fixed Assets. Depreciation of fixed assets for the three months ended June 30, 2001 was comparable to the corresponding period in 2000.

         Interest Expense. Interest expense for the three months ended June 30, 2001 increased by approximately $0.2 million as compared to the three months ended June 30, 2001. The increase in interest expense was attributable to interest on the amounts drawn down from Directrix' revolving line of credit, interest pertaining to the transponder lease liability in the three months ended June 30, 2000, interest associated with the intrinsic value of the beneficial conversion feature of the convertible debentures issued in March 2001 and the amortization of additional common stock purchase warrants issued in October 2000 in connection with the revolving line of credit.

         Transponder Penalty. Directrix recorded an early termination charge of $4.6 million associated with the termination of the Transponder Agreement during the three months ended June 30, 2001. In May 2001, Directrix terminated its Transponder Agreement and transitioned its transponder services customers to Loral.

         When the Transponder Agreement was terminated, Directrix owed Loral approximately $6.1 million for past due service fees and a $4.6 million early termination charge. Loral agreed to extinguish its receivable and the early termination charge in exchange for (i) the issuance to Loral of a $1.65 million note under the Credit Facility, (ii) Directrix' issuance of $3.0 million face amount of a new series of junior preferred stock convertible at $3.00 per share bearing a 6% PIK dividend and (iii) Directrix' issuance of a five-year warrant to acquire 200,000 shares at an exercise price of $3.00 per share. The agreement is subject to the execution of formal documentation and consummation of the Playboy Transaction.

         Directrix recognized revenue attributable to the leasing of transponders of $0.1 million and $1.2 million for the three months ended
June 30, 2001 and 2000, respectively, of which $1.0 million of revenue related to EMI for the three months ended June 30, 2000.

Liquidity and Capital Resources

Working Capital. Directrix had a working capital deficiency of $17.2 million on June 30, 2001 as compared to a working capital deficiency of $11.4 million on March 31, 2001. The decline in working capital for the three months ended June 30, 2001 was primarily attributable to the inclusion of an early termination charge associated with the termination of the Transponder Agreement of $4.6 million in the three months ended June 30, 2001.

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

         On October 16, 2000, Directrix and the Lenders agreed to modify the terms of the Amended Loan Agreement. The Amendment increased the Credit Facility from $3.5 million to $4.5 million and modified the financial covenants which required that beginning with the year ended March 31, 2001 Directrix have at least $3.0 million of stockholders' equity at the end of each fiscal year. The Amendment also states that if Directrix had not sold or transferred the EMI Option by March 31, 2001, then the Lenders would have the option to convert their Notes into Directrix common stock on the same terms as the most recent placement of Directrix common stock or, if there has been no placement of Directrix common stock, on terms to be negotiated, in good faith, by the Borrower and the Lenders. As of June 30, 2001, the Lenders have not converted their notes into Directrix common stock.

         At March 31, 2001, Directrix was in violation of the stockholders' equity financial covenant. The Lenders agreed as part of modifications to the Credit Facility to waive the violation of the financial covenant as more fully described below.

         As of June 30, 2001, Directrix has drawn down approximately $4.2 million from the Credit Facility, with $0.3 million unused funds remaining under the facility. Under the Credit Facility, Directrix is not permitted to draw down on the Credit Facility after March 15, 2001.

Convertible Debentures. During the three months ended June 30, 2001, Directrix received the remaining $125,000 of cash pertaining to its $500,000 private placement of convertible debentures ("Debentures") executed in March 2001. The Debentures are convertible into shares of Directrix common stock at any time, at the option of the holders, at a conversion rate of $1.50 per share of common stock. The conversion rate is subject to anti-dilution protection for stock splits, stock dividends, stock reclassifications and mergers. Directrix can require conversion at any time if the average trading price of its common stock is over $5.00 for any ten consecutive trading days prior to maturity. The Debentures mature on March 31, 2003, are senior to all of Directrix' other obligations other than the Credit Facility and bear interest at 6% per annum, payable at maturity. Directrix can elect to pay the interest by issuing additional shares of Directrix common stock in lieu of a cash interest payment. Directrix has granted the Debenture holders registration rights for the shares of common stock into which the Debentures are convertible and has committed to file the registration statement during the year ended March 31, 2002.

         During the three months ended June 30, 2001, Directrix recorded interest expense attributable to the intrinsic value of the beneficial conversion feature of the convertible debenture of $62,500, based on the difference between the conversion price and the fair market value of Directrix common stock on the February 28, 2001 commitment date.

         In July 2001, Directrix offered up to $600,000 of a second series of convertible debentures which have the same terms as the Debentures. To date, $250,000 of debentures from the second series have been issued, of which $50,000 were issued to Roger Faherty, the Chief Executive Officer of Directrix.

Warrants. On April 30, 2001, Directrix issued Kingston five-year warrants to acquire 37,500 shares of Directrix common stock at an exercise price of $2.90 per share, the fair market value of Directrix stock on the grant date. The issuance and exercise of the warrant is subject to the closing of the property, as decribed below in "Restructuring Plan, Los Angeles Facility".

Restructuring Plan. Since becoming a stand-alone company on March 15, 1999, Directrix incurred net losses of $6.1 million and $10.3 million for the years ended March 31, 2000 and March 31, 2001, respectively, and a net loss of approximately $6.7 million for the three months ended June 30, 2001. At June 30, 2001, Directrix has a working capital deficiency of $17.2 million. These matters raise substantial doubt about Directrix' ability to continue as a going concern. Directrix' continued existence is dependent upon several factors, including the completion of the master services agreement with Playboy, management's ability to successfully implement the restructuring plan described below and its ability to generate operating cash flow via execution of its long-term business plan.

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

         Transponder Services Agreement. Approximately $10.7 million of the working capital deficiency was attributable to amounts owed to Loral under Directrix' Agreement for Transponder Services ("Transponder Agreement"). In May 2001, Directrix terminated its Transponder Agreement and transitioned its transponder services customers to Loral.

         When the Transponder Agreement was terminated, Directrix owed Loral approximately $6.1 million for past due service fees and a $4.6 million early termination charge. As part of the restructuring plan, in July 2001, Loral agreed to extinguish its receivable and the early termination charge in exchange for (i) the issuance to Loral of a $1.65 million note under the Credit Facility,
(ii) Directrix' issuance of $3.0 million face amount of a new series of junior preferred stock convertible at $3.00 per share and bearing a 6% dividend which may be paid in kind ("PIK") with Directrix common stock or in cash, at Directrix' option and (iii) Directrix' issuance of a five-year warrant to acquire 200,000 shares at an exercise price of $3.00 per share. The agreement is subject to the execution of formal documentation and consummation of the Playboy Transaction.

         Management believes that the direct leasing of satellite transponders no longer fits into Directrix' long-term plans and by terminating the Transponder Agreement, Directrix has eliminated its largest recurring monthly charge and has ceased providing transponder services.

         Restructuring of the Credit Facility. Directrix has a $4.5 million Credit Facility, from which $4.2 million has been drawn down as of June 30, 2001. The Credit Facility was to mature on March 15, 2002, but after March 15, 2001, Directrix could no longer draw down any further advances under the Credit Facility. The Credit Facility is secured by a first lien on all of Directrix' assets.

         To facilitate the agreement with Loral and enhance Directrix' ability to attract new capital, Directrix has negotiated a restructuring of the Credit Facility. Under the agreement, the holders of the Credit Facility agreed to (i) extend the maturity date by one year until March 31, 2003, (ii) permit Directrix to PIK the interest payment and (iii) waive the March 31, 2001 violation of and eliminate the stockholders' equity covenant and replace it with an annual covenant commencing with the fiscal year ending March 31, 2002 which requires that Directrix not allow its stockholders' deficit to exceed $5.0 million. In consideration of the foregoing, Directrix agreed to issue to the holders of the Credit Facility, excluding Messrs. Faherty and McDonald (two executive officers of Directrix), and Loral, warrants to acquire 125,000 shares of Directrix common stock at an exercise price of $3.00 per share. The agreement is subject to the execution of formal documentation and consummation of the Playboy Transaction.

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

         Los Angeles Facility. Management believes that the establishment of the Los Angeles facility is critical to the realization of its long-term business plan. As noted above and in connection with the proposed transaction with Playboy, Directrix entered into a three party letter of intent with Kingston and Playboy, under which Kingston agreed to purchase the building, make improvements to the property and enter into a triple net lease of the property with Directrix for fifteen years. The purchase and sale agreement for the property, to which Directrix was not a party, was executed by Kingston and the prospective seller on March 30, 2001, and the parties to this transaction anticipate a closing on or about August 31, 2001. Directrix and Kingston are in final negotiations of a triple net lease of the property.

          Kingston was obligated to deposit $250,000 upon the execution of the purchase and sale agreement of the property. Directrix was obligated to contribute half of this amount and Playboy advanced this amount to Directrix as a prepayment for future network origination services. The deposit will be refunded when Kingston acquires the property. In the event Kingston does not acquire the property, Directrix will lose its deposit and Playboy will be entitled to apply the $125,000 against the payments due for the network origination services.

         As contemplated by the letter of intent between Playboy and Directrix ("LOI"), the parties are in final negotiations of a 15-year triple net sublease for approximately half of the premises and a 15-year Master Services Agreement, under which Directrix will provide network origination and studio management services for Playboy's networks and productions. The LOI also extended the terms of the Services Agreement with Playboy, which was set to expire on March 15, 2001, to March 31, 2002. Directrix has agreed to provide equipment, integration and technical improvements necessary to provide the services under the Master Services Agreement when the facility is operational and has secured up to $5.0 million of financing towards equipment and system integration fees from CapitalSource Finance LLC, subject to due diligence, the execution of formal documentation and the consummation of the Playboy Transaction.

         Upon execution of the Master Services Agreement, Directrix will issue a warrant to Playboy to acquire 600,000 shares of its common stock at an exercise price of $3.50.

         Transition of its Existing Business to the Los Angeles Facility and Attract New Business. Although Playboy will serve as the anchor tenant for the Los Angeles facility, the facility will have the capacity to provide network origination, studio facilities and other technical services to additional customers and has a second studio that will only be partially utilized by Playboy. Management intends to transition Directrix' existing service agreements for the networks operated by Playboy (including the networks formerly owned by Califa and VODI) to the Los Angeles based facility, and anticipates providing services to additional customers from the facility.

         After transitioning Directrix' existing service agreements for the networks operated by Playboy, Califa and VODI to the West Coast facility, Directrix will have substantial unused capacity at its Northvale facility. Management would prefer to maintain the Northvale facility and operation centers on both coasts and is currently exploring several options for the productive utilization of the facility, including diversifying its East Coast customer base or subleasing the facility to a third party. There can be no assurances that Directrix will be successful in obtaining new business sufficient to maintain operation centers on both coasts or find a lessee for the Northvale facility.

         New Financing. The final phase of management's plan is to locate a new source of working capital. Management forecasts that Directrix will require additional funding to complete the buildout of the West Coast facility and to provide for the deficiency in working capital until Directrix generates operating cash flow. Management is exploring various options, including the possible private placement of equity securities with individual, institutional and/or strategic investors, but has yet to secure a commitment for any such financing. There can be no assurance that management will be successful in its efforts to obtain sufficient capital.

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

Commitments and Contingencies.

         Legal Proceedings. Directrix was named as a defendant in an action brought by Logix Development Corporation ("Logix") in the Los Angels County Superior Court (Logix, et. al. v. Emerald Media, Inc., et. al., Case No. BC250732) in May 2001. Logix also named as defendants in the action Spice Entertainment Companies, Inc. and New Frontier Media, Inc. ("New Frontier"). The suit arises out of EMI's sale of its customer list to a wholly owned subsidiary of New Frontier and alleges, among other things, that the sale was in derogation of Logix' rights to the customer list. The suit alleges breach of contract, fraud and negligent misrepresentation and Logix is seeking damages in excess of $10 million. Directrix is obligated to defend the suit on behalf of Spice Entertainment Companies, now a subsidiary of Playboy Enterprises, Inc.

         On July 12, 2001, New Frontier filed a cross complaint against Logix, EMI, Roger Faherty and Donald McDonald, Directrix' Chief Executive Officer and President, respectively, and Daniel J. Barsky, counsel to EMI in the New Frontier transaction. The cross complaint alleges, among other things, that EMI breached its representations and warranties concerning its rights to the customer list and that Messrs. Faherty, McDonald and Barsky had misrepresented EMI's rights to the customer list. Directrix has undertaken the defense of the cross complaint on behalf of Messrs. Faherty, McDonald and Barsky. Directrix believes the Logix suit and the cross complaint are without merit and plans a vigorous defense.

                          PART II - OTHER INFORMATION


Item 1:  Legal Proceedings.

         Directrix was named as a defendant in an action brought by Logix Development Corporation ("Logix") in the Los Angels County Superior Court (Logix, et. al. v. Emerald Media, Inc., et. al., Case No. BC250732) in May 2001. Logix also named as defendants in the action Spice Entertainment Companies, Inc. and New Frontier Media, Inc. ("New Frontier"). The suit arises out of EMI's sale of its customer list to a wholly owned subsidiary of New Frontier and alleges, among other things, that the sale was in derogation of Logix' rights to the customer list. The suit alleges breach of contract, fraud and negligent misrepresentation and Logix is seeking damages in excess of $10 million. Directrix is obligated to defend the suit on behalf of Spice Entertainment Companies, now a subsidiary of Playboy Enterprises, Inc.

         On July 12, 2001, New Frontier filed a cross complaint against Logix, EMI, Roger Faherty and Donald McDonald, Directrix' Chief Executive Officer and President, respectively, and Daniel J. Barsky, counsel to EMI in the New Frontier transaction. The cross complaint alleges, among other things, that EMI breached its representations and warranties concerning its rights to the customer list and that Messrs. Faherty, McDonald and Barsky had misrepresented EMI's rights to the customer list. Directrix has undertaken the defense of the cross complaint on behalf of Messrs. Faherty, McDonald and Barsky.
         Directrix believes the Logix suit and the cross complaint are without merit and plans a vigorous defense.


Item 2:  Changes in Securities and Use of Proceeds.

         On March 28, 2001, Directrix issued an aggregate of $375,000 of a total offering of $500,000 of Subordinated Convertible Debentures ("Debentures") in a private placement to five persons. During the three months ended June 30, 2001, Directrix issued the remaining $125,000 of Debentures to four persons, one of which participated in the March 28, 2001 offering. All proceeds were paid in cash and there were no underwriting discounts or commissions paid in connection with the offering. The offering was made solely to accredited investors who had made previous investments in Directrix and/or had a preexisting business relationship with Directrix and its senior executive officers and in reliance of Section 4(2) of the Securities Act of 1933.

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

         The proceeds of the Debenture offerings were used for working capital purposes.


Item 5:  Other Information.

         In Directrix' Form 10-KSB for the fiscal year ended March 31, 2001, Directrix reported that it planned to have its annual meeting of stockholders on September 25, 2001. The Board of Directors has determined to postpone the meeting for a brief period of time to enable senior management to focus on finishing the documentation for the Playboy Transaction.

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


Dated:   August 20, 2001

                                     By:/s/ Donald J. McDonald, Jr.
                                        ----------------------------------------
                                        Donald J. McDonald, Jr.
                                        President, Director, Chief Financial
                                        Officer and Principal Accounting Officer