Form 10QSB
period 2001-09-30
DIRECTRIX INC
filed 2001-11-19
CIK 1067310

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes        [X]               No        [ ]

Number of shares outstanding of Registrant's Common Stock as of October 31, 2001 was 2,483,456.

                                                     PART I

ITEM 1:  FINANCIAL STATEMENTS
DIRECTRIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
___________________________________________________________________________________________________________________________________

                                                                             Sept 30,
                                                                               2001
                                                                         ---------------
                                                                           (unaudited)
                                     ASSETS:
Current assets:
     Cash and cash equivalents .......................................     $     12,000
     Marketable securities ...........................................          158,000
     Accounts receivable, billed .....................................           87,000
     Accounts receivable, unbilled ...................................           40,000
     Prepaid expenses and other current assets .......................          107,000
                                                                         ---------------
                    Total current assets .............................          404,000
Property and equipment, net ..........................................        3,533,000
Library of movies, net ...............................................          210,000
Deferred financing costs .............................................          449,000
Deferred lease costs .................................................          426,000
Other assets .........................................................           42,000
                                                                         ---------------
                    Total assets .....................................     $  5,064,000
                                                                         ===============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
     Accounts payable ................................................     $  2,595,000
     Accrued expenses and other current liabilities ..................          249,000
     Customer deposits ...............................................          359,000
                                                                         ---------------
                    Total current liabilities ........................        3,203,000

Deferred rent ........................................................           25,000
Revolving line of credit .............................................        4,168,000
Subordinated convertible debentures ..................................          750,000
                                                                         ---------------
                    Total liabilities ................................        8,146,000
                                                                         ---------------

Liabilities to be settled in Preferred Stock..........................        4,650,000
                                                                         ---------------

Commitments and contingencies

Stockholders' deficit
     Common stock, $.01 par value; authorized 25,000,000 shares;
       2,456,670 shares issued and outstanding at September 30, 2001..           25,000
     Additional paid-in capital ......................................       23,449,000
     Deferred Compensation ...........................................         (259,000)
     Accumulated other comprehensive loss ............................         (184,000)
     Accumulated deficit .............................................      (30,763,000)
                                                                         ---------------
                    Total stockholders' deficit ......................       (7,732,000)
                                                                         ---------------
                    Total liabilities and stockholders' deficit ......     $  5,064,000
                                                                         ===============


      The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS (unaudited)
___________________________________________________________________________________________________________________________________


                                                              THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                                 SEPTEMBER 30,                                SEPTEMBER 30,
                                                           2001                 2000                    2001                 2000
                                                  -------------------------------------        ------------------------------------
Revenues                                            $     671,000        $   1,169,000           $   1,858,000        $   2,810,000
                                                  ----------------     ----------------        ----------------     ----------------

Operating expenses:
    Salaries, wages and benefits .................        837,000              827,000               1,709,000            1,636,000
    Library amortization .........................        136,000              162,000                 276,000              333,000
    Satellite costs ..............................        119,000            1,690,000                 481,000            3,363,000
    Broadband expenses ...........................        194,000              112,000                 660,000              112,000
    Selling, general and administrative expenses .        382,000              707,000                 816,000            1,268,000
    Depreciation .................................        342,000              351,000                 699,000              699,000
                                                  ----------------     ----------------        ----------------     ----------------
           Total operating expenses ..............      2,010,000            3,849,000               4,641,000            7,411,000
                                                  ----------------     ----------------        ----------------     ----------------

           Loss from operations ..................     (1,339,000)          (2,680,000)             (2,783,000)          (4,601,000)

Other expenses:
    Interest expense .............................       (471,000)            (205,000)               (825,000)            (350,000)
    Transponder penalty ..........................             --                   --              (4,620,000)                  --
                                                  ----------------     ----------------        ----------------     ----------------
           Total other expenses ..................       (471,000)            (205,000)             (5,445,000)            (350,000)

                                                  ----------------     ----------------        ----------------     ----------------
           Loss before extraordinary item ........     (1,810,000)          (2,885,000)             (8,228,000)          (4,951,000)

Extraordinary item:
    Gain on extinguishment of transponder
      liability...................................      5,220,000                   --               5,220,000                   --
                                                  ----------------     ----------------        ----------------     ----------------
           Net income (loss) .....................  $   3,410,000        $  (2,885,000)          $  (3,008,000)       $  (4,951,000)
                                                  ================     ================        ================     ================

Net Income (Loss) per common share:
      Basic & Diluted:
         Loss before extraordinary gain ..........  $       (0.75)       $       (1.32)          $       (3.46)       $       (2.27)
         Extraordinary gain                                  2.17                   --                    2.20                   --
                                                  ----------------     ----------------        ----------------     ----------------
      Net Income (Loss) ..........................  $        1.42        $       (1.32)          $       (1.26)       $       (2.27)
                                                  ================     ================        ================     ================


Weighted average number of common shares outstanding:
      Basic & Diluted.............................      2,409,804            2,179,785               2,379,811            2,179,785
                                                  ================     ================        ================     ================


                               The accompanying notes are an integral part of these financial statements.



DIRECTRIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT of STOCKHOLDERS' DEFICIT (unaudited)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
___________________________________________________________________________________________________________________________________



                                                                                  Accumulated
                                      Number            Additional                  Other
                                        of     Common     Paid-in     Deferred   Comprehensive  Accumulated
                                      Shares    Stock     Capital   Compensation     Loss         Deficit       Total
                                    --------- -------- ------------ ------------ ------------- ------------- ------------
Balance at March 31, 2001 ........  2,239,785 $ 23,000 $ 21,170,000 $        --  $         --  $(27,755,000) $(6,562,000)

    Restricted stock issued
     in connection with
     salary reductions ...........    163,655    1,000      473,000    (259,000)           --            --      215,000

    Intrinsic value of
     benenficial conversion
     feature of debentures .......         --       --      313,000          --            --            --      313,000

    Stock issued in connection
     with PIK credit facility
     interest ....................     53,230    1,000      155,000          --            --            --      156,000

    Adjust value of stock issued
     in connection with credit
     facility interest to fair
     market value ................         --       --       (9,000)         --            --            --       (9,000)

    Warrants issued to Loral
      & executive officers
      in connection with
      extinguishment of
      transponder liability.......         --       --      856,000          --            --            --      856,000

    Warrants issued in connection
      with the West Coast
      facility ...................         --       --      224,000          --            --            --      224,000

    Additional warrants issued
     in connection with credit
     facility ....................         --       --      267,000          --            --            --      267,000

    Net loss .....................         --       --           --          --            --    (3,008,000)  (3,008,000)

    Comprehensive loss due to
     decline in market
     value of marketable
     securities ..................         --       --           --          --      (184,000)           --     (184,000)
                                                                                                             ------------
    Comprehensive Loss ...........         --       --           --          --            --            --   (3,192,000)
                                                                                                             ------------
                                    --------- -------- ------------ ------------ ------------- ------------- ------------
Balance at September 30, 2001 ....  2,456,670 $ 25,000 $ 23,449,000 $  (259,000) $   (184,000) $(30,763,000) $(7,732,000)
                                    ========= ======== ============ ============ ============= ============= ============


                           The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
___________________________________________________________________________________________________________________________________



                                                                            Six months ended September 30,
                                                                               2001                2000
                                                                         ----------------    ----------------
Cash flows from operating activities:
    Net loss ...........................................................   $ (3,008,000)       $ (4,951,000)
                                                                         ----------------    ----------------

Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation of property and equipment .............................        699,000             699,000
    Amortization of library of movies ..................................        276,000             333,000
    Amortization of deferred financing costs ...........................        198,000             139,000
    Bad debt expense ...................................................         38,000             200,000
    Non-cash rent expense ..............................................        (24,000)            (13,000)
    Non-cash interest for beneficial conversion feature of debentures ..        313,000                  --
    Non-cash interest for PIK of credit facility interest ..............        147,000                  --
    Deferred compensation ..............................................        215,000                  --
    Increase in transponder penalty ....................................      4,620,000                  --
    Gain on extinguishment of transponder liability ....................     (5,220,000)                 --
    Changes in assets and liabilities:
         Decrease (Increase) in accounts receivable ....................        449,000            (262,000)
         Increase in prepaid expenses and other current assets .........        (49,000)             (8,000)
         Decrease in other assets ......................................        125,000              51,000
         Increase in deferred lease costs ..............................       (202,000)                 --
         Increase in accounts payable and accrued expenses .............      1,074,000           2,091,000
         Increase in transponder penalty ...............................             --                  --
         Decrease (increase) in customer deposits ......................        (35,000)             61,000
                                                                         ----------------    ----------------
                   Total adjustments ...................................      2,624,000           3,291,000
                                                                         ----------------    ----------------

                                                                         ----------------    ----------------
                   Net cash used in operating activities ...............       (384,000)         (1,660,000)
                                                                         ----------------    ----------------

Cash flows from investing activities:
         Purchase of property and equipment ............................        (52,000)           (265,000)
                                                                         ----------------    ----------------
                   Net cash used in investing activities ...............        (52,000)           (265,000)
                                                                         ----------------    ----------------

Cash flows from financing activities:
         Officer loans .................................................         (8,000)                 --
         Borrowings under revolving line of credit .....................          2,000           1,604,000
         Proceeds from issuance of subordinated convertible debentures .        375,000                  -
                                                                         ----------------    ----------------
                   Net cash provided by financing activities ...........        369,000           1,604,000
                                                                         ----------------    ----------------

Net decrease in cash and cash equivalents ..............................        (67,000)           (321,000)
Cash and cash equivalents, beginning of the period .....................         79,000             324,000
                                                                         ----------------    ----------------
Cash and cash equivalents, end of the period ...........................   $     12,000        $      3,000
                                                                         ================    ================


Supplemental disclosures of cash flow information:
         Cash paid during the period for:
                   Interest ............................................   $         --        $    145,000
                                                                         ================    ================


Supplemental schedule of non-cash investing and financing activities:
         Reduction of accounts receivable in exchange for
           marketable securities .......................................   $   (342,000)       $         --
         Warrants issued in connection with the credit facility ........   $    267,000        $         --

         Adjustment to value of warrants issued in connection with the
           revolving line of credit ....................................   $         --        $    (15,000)


                       The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE & SIX MONTHS ENDED SEPTEMBER 30, 2001 (unaudited)
________________________________________________________________________________
1. Basis of Presentation. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Directrix' Annual Report for the year ended March 31, 2001 as filed with our Form 10-KSB.

2. Business Organization. Directrix, Inc. ("Directrix"), a Delaware corporation, is a full service provider of network origination, digital video asset management and digital content delivery services, primarily to the adult entertainment industry. Directrix was originally a wholly owned subsidiary of Spice Entertainment Companies, Inc. ("Spice") and provided network origination and technical services for Spice's networks. Directrix became a stand-alone company when, as part of the March 15, 1999 merger ("Merger") of Spice into Playboy Enterprises Group, Inc. ("Playboy"), Spice spun off Directrix by distributing approximately 2,075,000 shares of Directrix common stock, $.01 par value ("Common Stock") to the Spice stockholders. As part of the Merger, Spice contributed certain assets to Directrix including its New York City based master control and playback facility and related technical service agreements and its transponder services agreement. Directrix is in the process of building out a 109,000 square foot teleport, master control, and soundstage complex in Los Angeles (the "West Coast Facility"). Under a transaction which was completed on September 20, 2001, Directrix will provide network origination and production services, digital archiving, studio facilities and personnel, and production and post-production offices to Playboy at the facility over a 15-year term (collectively, the "Playboy Transaction"). See Note 4 for a more complete description of the Playboy Transaction.

3. Financial Condition & Liquidity. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Directrix as a going concern. However, since becoming a stand-alone company on March 15, 1999, Directrix incurred net losses of $6.1 million and $10.3 million for the years ended March 31, 2000 and March 31, 2001, respectively, and a net loss of $3.0 million for the six months ended September 30, 2001. At September 30, 2001, Directrix has a working capital deficiency of $2.8 million. These matters raise substantial doubt about Directrix' ability to continue as a going concern. Directrix' continued existence is dependent upon several factors, including management's ability to successfully implement the restructuring plan described below and its ability to generate operating cash flow through the successful execution of its long-term business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Directrix be unable to continue in existence. Management's plans and intentions in regard to this matter are described below in Note 4.

4. Restructuring Plan. Management has developed and begun implementation of a multi-phase restructuring plan. The restructuring plan addresses the areas that management believes are critical to the realization of Directrix' short and long-term plans. The areas addressed by this plan are outlined below, and include (i) the termination of Directrix' transponder services agreement, (ii) restructuring of Directrix' revolving line of credit ("Credit Facility"), (iii) the West Coast Facility, (iv) transition of its new business to the West Coast Facility and attracting new business and
(v) new financing.

           Termination of Directrix' Transponder Services Agreement. Approximately $10.7 million of current liabilities through June 30, 2001 were attributable to amounts owed to Loral SpaceCom Corporation ("Loral") under Directrix' Agreement for Transponder Services ("Transponder Agreement"). In May 2001, Directrix terminated its Transponder Agreement and transferred its transponder service customers to Loral.

           When the Transponder Agreement was terminated, Directrix owed Loral approximately $6.1 million for past due service fees and a $4.6 million early termination charge. Under the terms of a July 13, 2001 letter agreement and term sheet (the "Restructuring Agreement"), Loral extinguished its receivable and the early termination charge in exchange for Directrix' issuance to Loral of: (i) a $1.65 million note under the Credit Facility, (ii) $3.0 million face amount of a new Series B junior preferred stock which is in the process of being issued (described below in Note 5) and (iii) a five-year warrant to acquire 200,000 shares at an exercise price of $3.00 per share. The Restructuring Agreement took effect with the consummation of the Playboy Transaction on September 20, 2001.

           Management believes that the direct leasing of satellite transponders no longer fits into Directrix' long-term plans and by terminating the Transponder Agreement, Directrix has eliminated its largest recurring monthly charge and has ceased providing transponder services.

           During the three months ended September 30, 2001, Directrix recorded an extraordinary gain on the extinguishment of the transponder liability of approximately $5.2 million. The determination of the amount of the extraordinary gain is based on management's preliminary estimate of the expected value of the preferred stock and warrants. The final determination of the amount of the extraordinary gain will be based on an analysis done by Directrix.

           Directrix recognized $0.8 million and $1.9 million, respectively, of revenue attributable to the leasing of transponders for the three and six months ended September 30, 2000 of which $0.6 million and $1.6 million, respectively, related to Emerald Media, Inc. (EMI"). As a result of the May 2001 termination of the Transponder Agreement, Directrix recognized approximately $0.1 million of revenue from transponder leasing for the six months ended September 30, 2001.

           Restructuring of the Credit Facility. Directrix has a $4.5 million Credit Facility, from which $4.2 million has been drawn down as of September 30, 2001. The Credit Facility was to mature on March 15, 2002, but after March 15, 2001, Directrix could no longer draw down any further advances under the Credit Facility. The Credit Facility is secured by a first lien on all of Directrix' assets.

           To facilitate the agreement with Loral and enhance Directrix' ability to attract new capital, Directrix negotiated a restructuring of the Credit Facility as part of the Restructuring Agreement. Under the Restructuring Agreement, the holders of the Credit Facility agreed to (i) extend the maturity date by one year until March 31, 2003, (ii) permit Directrix to pay in kind ("PIK") the interest payment with shares of Directrix Common Stock and (iii) revise the stockholders' equity covenant commencing with the fiscal year ending March 31, 2002 to require that Directrix not allow its stockholders' deficit to exceed $5.0 million. In consideration of the foregoing, Directrix agreed to issue to the holders of the Credit Facility, excluding Loral and the two executive officers of Directrix who agreed to swap their portion of the Credit Facility for a new Series A of senior preferred stock (which is in the process of being issued as described below), warrants to acquire 125,000 shares of Directrix common stock at an exercise price of $3.00 per share. As noted above, the Restructuring Agreement took effect on the September 20, 2001 consummation of the Playboy Transaction.

           The Credit Facility notes held by two executive officers of Directrix, which aggregated $1.65 million at September 20, 2001, were cancelled and replaced with $1.65 million face amount of a new Series A senior preferred stock which is in the process of being issued, and warrants to acquire 200,000 shares of Directrix common stock. The terms of the Series A preferred stock are described below in Note 5. The Series A preferred stock is accounted for as a long term liability to be settled in preferred stock in the accompanying balance sheet until such time that the preferred stock is issued. The warrants will have an exercise price of $3.00 per share and will be exercisable for five years.

           The holders of the Credit Facility agreed to permit Directrix to PIK the interest payment owed on the Credit Facility with shares of Directrix Common Stock for the period from June 1, 2001 through September 19, 2001. (Under the Restructuring Agreement, Directrix can PIK the interest on the Credit Facility a going forward basis.) Directrix issued 53,230 shares of Common Stock with an aggregate fair market value of $156,000 as the PIK interest payment for the period from June 1, 2001 through September 30, 2001. The PIK interest payment is accounted for at its fair market value on the accompanying statement of stockholders' deficit.

           West Coast Facility. Management believes that the establishment of the West Coast Facility is critical to the realization of its long-term business plan. To finance the acquisition, renovation and outfitting of the West Coast Facility, Directrix entered into a three party letter of intent with Kingston Investors Corp. ("Kingston") and Playboy, under which Kingston agreed to purchase the building and make improvements to the property and enter into a triple net lease of the property with Directrix for fifteen years. During final negotiation, the transaction was restructured and under the revised arrangement among the parties, Kingston acquired the property on September 20, 2001 and triple net leased the property to Playboy under a 15 year Master Lease.
Playboy then subleased, on a triple net basis, approximately 55% of the property to Directrix under a 15 year Sublease which provides for monthly sublease payments of $99,442 in the first year increasing 3% per year for the first 10 years. For the last five years of the sublease, the rent shall be 110% of the tenth year rent. Directrix is required to pay its proportionate share of the insurance, real estate taxes and operating expenses of the facility. The sublease commences in stages; rent on Studio A commences 30 days after Kingston delivers Studio A renovated in accordance with specifications set forth in the Master Lease, anticipated to occur in the fiscal quarter ended March 31, 2002. The sublease commences with respect to the balance of the subleased premises 30 days after they are delivered in accordance with the work letter which is an exhibit to the Master Lease.

           As contemplated by a February 26, 2001 letter of intent between Playboy and Directrix ("LOI"), the parties negotiated a 15-year Master Services Agreement under which Directrix will provide network origination and studio management services for Playboy's networks and productions. The Master Services Agreement calls for minimum monthly service payments of $257,500 per month, increasing 3% per year. The Master Services Agreement as it relates to the studio services commences when Studio A is operational in accordance with technical specifications set forth in an exhibit to the Master Services Agreement. It is anticipated that this will occur 30 days after delivery by Kingston of Studio A. The Master Services Agreement for network origination services commences when Directrix is capable of originating the networks from the West Coast Facility. Directrix also has a right of first refusal to provide substantially all of Playboy's other technical service needs. The LOI also extended the term of Directrix' current services agreement with Playboy, which was set to expire on March 15, 2001, to March 31, 2002.

           On September 19, 2001, the parties executed a binding agreement under which Directrix will provide to Playboy network origination, studio facilities and related technical services in consideration of Playboy's payment of the service fees provided for in the most recent draft of the Master Services Agreement. In the September 19th agreement the parties agreed to execute the long form Master Services Agreement once the financing arrangements for the equipment and integration services associated with outfitting the West Coast Facility were finalized. The letter agreement also provides for Directrix to manage the West Coast Facility.

           In July 2001, Playboy exercised its option to acquire the networks operated by Califa Entertainment Group, Inc. ("Califa") and VOD, Inc. ("VODI"), an affiliate of Califa. Under the Master Services Agreement, Directrix will continue to provide network origination services for the networks acquired by Playboy from Califa and VODI in addition to providing network origination services for all of Playboy's other networks from the West Coast Facility.
The Master Services Agreement also provides for the extension of the existing service agreements until the networks are originated from the West Coast Facility. Upon execution of the Master Services Agreement, Directrix will issue a warrant to Playboy to acquire 650,000 shares of its common stock at an exercise price of $3.45.

           Directrix is obligated to provide equipment, integration and technical improvements necessary to provide the services under the Master Services Agreement when the facility is operational. Directrix is currently finalizing the terms of $15 million of equipment lease financing which includes financing of systems integration fees and extended manufacturers' warranties. Directrix does not currently anticipate using the entire $15 million and under the proposed terms, the unused portion of the financing can be drawn down until December 31, 2002 which will afford Directrix financing to upgrade the West Coast Facility if required. There are no assurances that the equipment lease can be finalized.

           Transition of its Existing Business to the West Coast Facility and Attract New Business. Although Playboy will serve as the anchor tenant for the West Coast Facility, the facility will have the capacity to provide network origination, studio facilities and other technical services to additional customers and has two additional studios that will only be partially utilized by Playboy. Management intends to transition Directrix' existing service agreements for the networks operated by Playboy (including the networks formerly owned by Califa and VODI) to the West Coast Facility, and anticipates providing services to additional customers from the facility.

           After transitioning Directrix' existing service agreements for the networks operated by Playboy, to the West Coast Facility, Directrix will have substantial unused capacity at its Northvale facility. Management would prefer to maintain the Northvale facility and have operation centers on both coasts and is currently exploring several options for the productive utilization of the facility, including diversifying its East Coast customer base or subleasing the facility to a third party. There can be no assurances that Directrix will be successful in obtaining new business sufficient to maintain operation centers on both coasts or find a lessee for the Northvale facility.

           New Financing. The final phase of management's plan is to locate a new source of working capital. Management forecasts that Directrix will require additional funding to complete the buildout of the West Coast Facility and to provide for the deficiency in working capital until Directrix generates operating cash flow. Directrix management and its investment banker are currently seeking up to $10 million of financing in addition to the equipment lease financing noted above.

           As a first step, Directrix secured $337,500 of interim financing on October 25, 2001 (the "Interim Financing") in a private placement to existing shareholders and investors. The terms of the interim financing include a one year note secured by a perfected first lien on Directrix' assets. Under a letter agreement dated October 28, 2001, the Credit Facility holders agreed to subordinate their security interest to the interim financing holders' first lien. The interim financing bears 20% interest payable upfront in shares of Directrix common stock. Directrix issued 26,786 shares of common stock as payment of the interest on the interim financing.

           Directrix, with the assistance of its investment bankers, is seeking $5 million to $10 million of permanent financing under terms to be determined. The interim financing will be prepaid if Directrix places the permanent financing. There are no assurances that management will be successful in securing the permanent financing or even if successful, whether the proceeds of such financing will be sufficient to maintain Directrix as a going concern.

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

5. Preferred Stock. As part of the Restructuring Agreement described above in Note 4, Directrix is in the process of issuing $1.65 million of Series A Preferred Stock to two of Directrix' executive officers and $3.0 million of Series B Preferred Stock to Loral. The Series A Preferred Stock will bear a 6% cumulative dividend which Directrix may, at its option, PIK with Common Stock, is senior in liquidation preference to the Series B Preferred Stock and convertible at $1.50 per share. The conversion price is subject to standard anti-dilution adjustments for stock splits and dividends, recapitalizations, etc. and volume weighted anti dilution adjustments for below market issuances of Common Stock and issuances of convertible securities with a conversion price less than the Series A Preferred Stock conversion price. The Series A Preferred Stock is also entitled to vote on an as converted basis and the holders have the right to appoint two members to the Directrix Board of Directors. The holders of the Series A Preferred Stock may demand redemption after 10 years or upon change in control of Directrix (a person or group acquires more than 35% of the outstanding voting securities). Directrix has the option of paying the redemption price in cash or as a PIK. The Series B Preferred Stock has the same terms as the Series A Preferred Stock except that it is junior to the Series A Preferred Stock on liquidation preference, has a $3.00 per share conversion price and has no voting rights or rights to appoint Board members. The Series A and B preferred stock are accounted for as long term liabilities to be settled in preferred stock in the accompanying balance sheet until such time that the preferred stock is issued.

6. Warrants. As part of the fee arrangement for assisting with the Playboy Transaction, Directrix issued to Kingston a five-year warrant to acquire 100,000 shares of Directrix common stock at an exercise price of $2.90 per share, the fair market value of Directrix stock on the grant date. The aggregate fair market value of the warrants (preliminarily determined by management using the Black-Scholes pricing model) amounts to approximately $0.2 million and is capitalized as a deferred lease cost on the accompanying balance sheet. As noted above in Note 4, Directrix has committed to issue to Playboy upon execution of the Master Services Agreement, a five year warrant to acquire 650,000 shares at an exercise price of $3.45 per share. As noted above in Note 4 and as part of the Restructuring Agreement, Directrix issued five year warrants to acquire 125,000 shares to the Credit Facility holders and warrants to acquire 200,000 shares to each of Loral and the two executive officers of Directrix (as a group). All of the warrants have an exercise price of $3.00 per share. The aggregate fair market value of the warrants (preliminarily determined by management using the Black-Scholes pricing model) issued to the Credit Facility holders amounts to approximately $0.3 million and is being amortized over the term of the Credit Facility. The final determination of the valuation of the warrants described above will be based on an analysis done by Directrix.

7. Net Loss per Share. Net loss per share for the three and six months ended September 30, 2000 and September 30, 2001 are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Since Directrix reported a loss before extraordinary item for all periods presented, basic and diluted earnings per share exclude dilution and are computed by dividing net loss attributable to common shareholders by the weighted-average common shares outstanding for the period. Options, warrants and convertible debentures were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. Directrix had 325,219 and 312,973 common stock options outstanding as of September 30, 2001 and September 30, 2000, respectively. At September 30, 2001 and 2000, all common stock purchase warrants were exercised except for the warrants described above in Note 6.

8. Significant Customers; Litigation. In May 2001, EMI shut down its networks, and sold its customer list to its largest competitor, a wholly owned subsidiary of New Frontier Media, Inc. ("New Frontier"), for cash and 94,137 shares of New Frontier stock. Directrix entered into an agreement with EMI dated May 1, 2001 that provided for the extinguishment of the option Directrix held to acquire the business or assets of EMI (the "EMI Option") and for EMI's transfer of the cash and stock proceeds from the sale of its customer list to Directrix in settlement of the EMI receivable which amounted to approximately $0.6 million. At May 1, 2001, the 94,137 shares of New Frontier stock were recorded at a value of $3.63 each, which was the per share market value, aggregating approximately $0.3 million of marketable securities. During the six months ended September 30, 2001, Directrix recorded approximately $0.1 million of cash basis revenue associated with recovery of amounts owed in excess of the EMI receivable.

           In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on May 1, 2001, Directrix classified the 94,137 shares of New Frontier stock as "available for sale." At September 30, 2001, the 94,137 shares of New Frontier stock were recorded at a value of $1.68 each, which was the per share market value. In accordance with SFAS No. 130, "Reporting Comprehensive Income," the $0.2 million loss associated with the decrease in per share market value through September 30, 2001 is recorded as equity under "Accumulated other comprehensive loss."

           EMI had acquired some of its networks from Logix Development Corporation ("Logix") under an agreement dated January 18, 1997. Under that agreement, EMI engaged Logix to operate its call center for the EMI networks. After the sale of the customer list to the New Frontier subsidiary, Logix brought an action in the Los Angels County Superior Court (Logix, et. al. v. Emerald Media, Inc., et. al., Case No. BC250732) in May 2001, naming Directrix as a defendant to the suit. Logix also named as defendants in the action Spice (now a subsidiary of Playboy Enterprises, Inc.) and New Frontier. The suit alleges, among other things, that the sale of the customer list to New Frontier was in derogation of Logix' rights to the customer list. The suit alleges breach of contract, fraud and negligent misrepresentation. Logix is seeking damages in excess of $10 million. Directrix is obligated to defend the suit on behalf of Spice.

           On July 12, 2001, New Frontier filed a cross complaint against Logix, EMI, Roger Faherty and Donald McDonald, Directrix' Chief Executive Officer and President, respectively, and Daniel J. Barsky, counsel to EMI in the New Frontier transaction. The cross complaint alleges, among other things, that EMI breached its representations and warranties concerning its rights to the customer list and that Messrs. Faherty, McDonald and Barsky had misrepresented EMI's rights to the customer list. Directrix has undertaken the defense of the cross complaint on behalf of Messrs. Faherty, McDonald and Barsky. Subsequently, Mr. Barsky was dismissed from the action. Directrix believes the Logix suit and the cross complaint are without merit and plans a vigorous defense.

9. Executive Compensation. To assist Directrix in achieving its business objectives, Messrs. Faherty, McDonald and Kirby, Directrix' Chief Executive Officer, President and Chief Operating Officer, respectively, voluntarily agreed to extend the prior year reductions in their annual salaries through March 31, 2002. The reductions took effect on June 24, 2000 and provided for reductions in their annual salaries of $200,000 for Mr. Faherty, $24,750 for Mr. McDonald and $22,584 for Mr. Kirby. In addition, the three officers and Terry Taylor, the Executive Vice-President of Sales and Marketing, voluntarily agreed to an additional reduction in their annual salaries of $25,000 on an annualized basis. The additional salary reductions took effect on May 1, 2001 and will continue for the remainder of the fiscal year ended March 31, 2002.

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

           In consideration of their agreement to continue the salary reductions through March 31, 2002, the Compensation Committee awarded Messrs. Faherty, McDonald and Kirby 96,552, 11,948 and 10,903 restricted shares, respectively, of Directrix common stock. In consideration of the additional salary reduction that took effect on May 1, 2001, the Compensation Committee granted each of the executives 11,063 restricted shares of Directrix common stock. All the shares of restricted stock were issued on May 1, 2001. Directrix recorded approximately $475,000 of deferred compensation, of which $215,000 was expensed at September 30, 2001. The remaining amounts will be amortized over the remainder of the fiscal year.

           On May 1, 2000, pursuant to employment agreements, Directrix granted employees an aggregate of 50,000 options to acquire shares of the common stock of Directrix exercisable at $5.75 per share, the fair market value of the common stock on the date of grant.

           In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock incentive plans, Directrix did not recognize compensation expense in connection with the above mentioned option grants because the exercise price of the options was equal to the market value of the stock on the grant date.

           In May 2000, Directrix entered into a four-month agreement with one of its non-employee directors to provide various consulting services to Directrix. In consideration for providing these services, Directrix agreed to pay an aggregate of $20,000 over the term of the agreement.

10. Subordinated Convertible Debentures. Directrix placed $500,000 of convertible debentures ("Debentures") in an offering completed in June 30, 2001. The Debentures are convertible into shares of Directrix common stock at any time, at the option of the holders, at a conversion rate of $1.50 per share of common stock. The conversion rate is subject to anti-dilution protection for stock splits, stock dividends, stock reclassifications and mergers. Directrix can require conversion at any time if the average trading price of its common stock is over $5.00 for any ten consecutive trading days prior to maturity. The Debentures mature on March 31, 2003, are senior to all of Directrix' other obligations other than the Credit Facility and bear interest at 6% per annum, payable at maturity. Directrix can elect to PIK the interest payment in lieu of a cash interest payment. Directrix has granted the Debenture holders registration rights for the shares of common stock into which the Debentures are convertible and has committed to file the registration statement during the year ended March 31, 2002.

           In July 2001, Directrix offered up to $600,000 of a second series of convertible debentures with the same terms as the Debentures. Through September 30, 2001, Directrix placed $250,000 of Debentures from the second series; $50,000 of Debentures were issued to an executive officer of Directrix.

           During the three and six months ended September 30, 2001, Directrix recorded interest expense attributable to the intrinsic value of the beneficial conversion feature of the convertible debenture of $250,000 and $312,500, respectively, based on the difference between the conversion price and the fair market value of Directrix common stock on the February 28, 2001 commitment date.

11. Library of Movies. Directrix capitalizes the acquisition costs for the rights to movie titles purchased or licensed. The acquisition costs are amortized on a straight-line basis over the shorter of the useful life or the license period, ranging from one to five years. Effective April 1, 2000, Directrix reduced the estimated life of its library of movies to two years.

12. Recent Accounting Pronouncements. In August 2001, the FASB issued statement of Financial Accounting Standard No.144 "Accounting for the Impairment or Disposal of Long Lived Assets", ("SFAS144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS 121, while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

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

           Directrix was originally a wholly owned subsidiary of Spice Entertainment Companies, Inc. ("Spice") and provided network origination and technical services for Spice's networks. Directrix became a stand-alone company when, as part of the March 15, 1999 merger ("Merger") of Spice into Playboy Enterprises Group, Inc. ("Playboy"), Spice spun off Directrix by distributing approximately 2,075,000 shares of Directrix common stock to the Spice stockholders. As part of the Merger, Spice contributed certain assets to Directrix including its New York City based master control and playback facility and related technical services agreements and its transponder services agreement. The transferred assets included the agreements to provide network origination services for the three networks acquired by Playboy and Califa Entertainment Group, Inc. ("Califa") as part of the Merger and the agreements to provide transponder and network origination services for the C-Band networks operated by Emerald Media, Inc. ("EMI"). Spice also transferred its option to acquire the network business or stock of EMI (the "EMI Option"). Directrix assumed certain liabilities related to the transferred assets.

           In September 1999, Directrix relocated its master control and playback facility from New York City to Northvale, New Jersey.

           Directrix' service agreements with Playboy and Califa were set to expire on March 15, 2001. During the negotiations to secure an extension and expansion of Playboy's service agreements, Directrix agreed to establish a network origination, studio services and uplink facility in Los Angeles ("West Coast Facility") with Playboy as its anchor tenant and primary customer. Under the transaction which was completed on September 20, 2001, Directrix will build, outfit and operate a 109,000 square foot teleport, master control, and soundstage complex at the West Coast Facility. When complete, Directrix will provide network origination and production services, digital archiving, studio facilities and personnel, and production and post-production offices to Playboy at the facility over a 15-year term (collectively, the "Playboy Transaction"). In June 2001, Playboy acquired the four networks operated by Califa and its affiliate and these networks were included in the Master Services Agreement between Directrix and Playboy.


Results of Operations

           Revenues. Total revenue for the six and three months ended September 30, 2001 decreased by approximately $1.0 million and $0.5 million, respectively, as compared to the same periods in 2000. The decrease in revenue was primarily attributable to a decrease in revenue from EMI of $1.7 million and $0.7 million for the six and three months ended September 30, 2001, respectively, offset by the inclusion of revenue attributable to broadband services of $0.7 million and $0.2 million for the six and three months ended September 30, 2001, respectively. For the six and three months ended September 30, 2001, revenue from additional networks operated by Playboy and Califa increased by $0.2 million and $0.1 million, respectively, as compared to the corresponding periods in 2000.

           The decrease in revenue from EMI was attributable to the shut down of the EMI networks. In May 2001, EMI shut down its networks, and sold its customer list to its largest competitor, a wholly owned subsidiary of New Frontier Media, Inc. ("New Frontier"), for cash and 94,137 shares of New Frontier stock. Directrix entered into an agreement with EMI that provided for the extinguishment of the EMI Option and for the settlement of the EMI receivable, which amounted to approximately $0.6 million, in consideration of EMI's transfer of the cash and stock proceeds from the sale of its customer list to Directrix. At May 1, 2001, the 94,137 shares of New Frontier stock were recorded at a value of $3.63 each, which was the per share market value, aggregating approximately $0.3 million of marketable securities. For the six months ended September 30, 2001, Directrix recorded approximately $0.1 million of cash basis revenue associated with recovery of amounts owed in excess of the EMI receivable.

           Directrix' original service agreements with Playboy and Califa expired on March 15, 2001. Directrix extended the term of its service agreements with Playboy through March 31, 2002 under the terms of a February 26, 2001 letter of intent ("LOI") concerning the arrangements surrounding the West Coast Facility. Directrix continued to provide services to Califa and its affiliate VOD, Inc. ("VODI") and was in negotiation to extend their agreements and to provide additional services. In June 2001, Playboy exercised its option to acquire the networks operated by Califa and VODI. Under the Master Services Agreement with Playboy, Directrix will provide network origination services for the four networks operated by Califa and VODI in addition to providing network origination services for several Playboy owned and operated networks from the Los Angels based facility. The agreement will also provide for the extension of the existing service agreements until the networks are originated from the West Coast Facility.

           Salaries, Wages and Benefits. Salaries, wages and benefits for the six months ended September 30, 2001 increased by $0.1 million as compared to the same period in 2000. The increase in salaries, wages and benefits was primarily attributable to the recording of compensation expense associated with the issuance of restricted stock issued in consideration of salary reductions taken by key executives during the six months ended September 30, 2001, which exceeded the amount that would have been recorded had the executives received cash compensation.

           Salaries, wages and benefits for the three months ended September 30, 2001 were comparable to salaries, wages and benefits for the same period in 2000. Decreases in salaries, wages and benefits for the executive and sales & marketing departments during the three months ended September 30, 2001 were offset by the recording of compensation expense associated with the issuance of restricted stock for the salary reductions described above.

           Library Amortization. Library amortization for the six and three months ended September 30, 2001 was comparable to library amortization for the same periods in 2000.

           Satellite Costs. Satellite costs for the six and three months ended September 30, 2001 decreased by approximately $2.9 million and $1.6 million, respectively, as compared to the same periods in 2000. The decrease in satellite costs was primarily attributable to the termination of Directrix' Agreement for SkyNet Transponder Services ("Transponder Agreement") with Loral SpaceCom Corporation ("Loral") in May 2001, as more fully described in "Liquidity and Capital Resources, Restructuring Plan, Transponder Agreement."

           Broadband Expenses. Broadband expenses for the six and three months ended September 30, 2001 increased by approximately $0.5 million and $0.1 million, respectively, as compared to the same periods in 2000. The increase in broadband expenses was attributable to the activities of a wholly-owned subsidiary, Directrix Broadband, Inc, which was a reseller of Internet media delivery services provided by Akamai Technologies, Inc. ("Akamai") under an Amended and Restated Akamai Reseller Agreement dated August 15, 2000, as amended (the "Reseller Agreement").

           On July 30, 2001, the parties terminated the Reseller Agreement. The Reseller Agreement calls for Akamai to directly provide services to Directrix' customers unless these accounts choose to move to another content delivery network. Directrix is currently seeking a replacement broadband services provider. There can be no assurance that Directrix will be successful in securing a replacement broadband services provider or if a replacement provider is found, then the terms of any such agreement would be acceptable at all.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six and three months ended September 30, 2001 decreased by approximately $0.5 million and $0.3 million, respectively, as compared to the six and three months ended September 30, 2000. The decrease in selling, general and administrative expenses was attributable to decreases in various expenses including bad debt expense, production costs, public relation costs, convention and trade show costs and office cleaning costs.

           Depreciation of Fixed Assets. Depreciation of fixed assets for the six and three months ended September 30, 2001 was comparable to the corresponding periods in 2000.

           Interest Expense. Interest expense for the six and three months ended September 30, 2001 increased by approximately $0.6 million and $0.3 million, respectively, as compared to the six and three months ended September 30, 2000. The increase in interest expense was primarily attributable to interest associated with the intrinsic value of the beneficial conversion feature of the convertible debentures issued in March 2001, interest on the amounts drawn down from Directrix' revolving line of credit, and the amortization of additional common stock purchase warrants issued in October 2000 in connection with the revolving line of credit.

           Transponder Penalty & Extraordinary gain. Directrix recorded an early termination charge of $4.6 million associated with the termination of the Transponder Agreement in May 2001.

           When the Transponder Agreement was terminated, Directrix owed Loral approximately $6.1 million for past due service fees and a $4.6 million early termination charge. Under a July 13, 2001 letter agreement and Term Sheet ("Restructuring Agreement"), Loral agreed to settle this amount. The Restructuring Agreement as it relates to the Transponder Agreement is described below under "Liquidity and Capital Resources, Restructuring Plan, Transponder Agreement".

           During the three months ended September 30, 2001, Directrix recorded an extraordinary gain on the extinguishment of transponder liability of approximately $5.2 million. The determination of the amount of the extraordinary gain is based on management's preliminary estimate of the expected value of the preferred stock and warrants. The final determination of the amount of the extraordinary gain will be based on an analysis done by Directrix.

           Directrix recognized $0.8 million and $1.9 million, respectively, of revenue attributable to the leasing of transponders for the three and six months ended September 30, 2000 of which $0.6 million and $1.6 million, respectively, related to EMI. As a result of the May 2001 termination of the Transponder Agreement, Directrix recognized approximately $0.1 million of revenue from transponder leasing for the six months ended September 30, 2001.

           Net Loss. For the six months ended September 30, 2001, Directrix reported a net loss of $3.0 million as compared to a net loss of $5.0 million for the corresponding period in 2000. For the three months ended September 30, 2001, Directrix reported net income of $3.4 million as compared to a net loss of $2.9 million for the corresponding period in 2000. The decrease in the net loss for the three and six months ended September 30, 2001 was attributable to all the factors noted above.


Liquidity and Capital Resources

Working Capital. Directrix had a working capital deficiency of $2.8 million on September 30, 2001 as compared to a working capital deficiency of $11.4 million on March 31, 2001. The increase in working capital for the six months ended September 30, 2001 was primarily attributable to the extinguishment of the transponder liability and the reclassification of the revolving line of credit due to the extension of the maturity date during the three months ended September 30, 2001, as described below in "Restructuring Plan, Restructuring of the Credit Facility."

Credit Facility. Directrix has a $4.5 million revolving line of credit pursuant to the terms of a March 15, 1999 Loan and Security Agreement, as amended by the Amended and Restated Loan and Security Agreement dated February 15, 2000 (as amended, the "Loan Agreement"). The providers of the Credit Facility include the Chief Executive Officer, the President and four unrelated parties (collectively, the "Lenders"). The Credit Facility bears interest at 11% per annum, payable monthly, and was to mature on March 15, 2002. As part of the restructuring, the maturity date was extended to March 31, 2003. Substantially all of Directrix' assets have been pledged as collateral for this obligation.

           As of September 30, 2001, Directrix has drawn down approximately $4.2 million from the Credit Facility, with $0.3 million unused funds remaining under the facility. Under the Credit Facility, Directrix is not permitted to draw down on the Credit Facility after March 15, 2001.

           At March 31, 2001, the Lenders agreed as part of modifications to the Credit Facility to revise the stockholders' equity financial covenant as more fully described below. The Credit Facility was further amended under the Restructuring Agreement which is described below under "Restructuring Plan, Restructuring of the Credit Facility."

Subordinated Convertible Debentures. Directrix placed $500,000 of convertible debentures ("Debentures") in an offering completed in June 30, 2001. The Debentures are convertible into shares of Directrix common stock at any time, at the option of the holders, at a conversion rate of $1.50 per share of common stock. The conversion rate is subject to anti-dilution protection for stock splits, stock dividends, stock reclassifications and mergers. Directrix can require conversion at any time if the average trading price of its common stock is over $5.00 for any ten consecutive trading days prior to maturity. The Debentures mature on March 31, 2003, are senior to all of Directrix' other obligations other than the Credit Facility and bear interest at 6% per annum, payable at maturity. Directrix can elect to pay the interest by issuing additional shares of Directrix common stock in lieu of a cash interest payment. Directrix has granted the Debenture holders registration rights for the shares of common stock into which the Debentures are convertible and has committed to file the registration statement during the year ended March 31, 2002.

           In July 2001, Directrix offered up to $600,000 of a second series of convertible debentures with the same terms as the Debentures. Through September 30, 2001, Directrix placed $250,000 of Debentures from the second series; $50,000 of Debentures were issued to an executive officer of Directrix.

           During the three and six months ended September 30, 2001, Directrix recorded interest expense attributable to the intrinsic value of the beneficial conversion feature of the convertible debenture of $250,000 and $312,500, respectively, based on the difference between the conversion price and the fair market value of Directrix common stock on the February 28, 2001 commitment date.

Warrants. As part of the fee arrangement for assisting with the Playboy Transaction, Directrix issued to Kingston a five-year warrant to acquire 100,000 shares of Directrix common stock at an exercise price of $2.90 per share, the fair market value of Directrix stock on the grant date. The aggregate fair market value of the warrants (preliminarily determined by management using the Black-Scholes pricing model) amounts to approximately $0.2 million and is capitalized as a deferred lease cost on the accompanying balance sheet. Directrix has committed to issue to Playboy upon execution of the Master Services Agreement, a five year warrant to acquire 650,000 shares at an exercise price of $3.45 per share. As part of the Restructuring Agreement, Directrix issued five year warrants to acquire 125,000 shares to the Credit Facility holders and warrants to acquire 200,000 shares to each of Loral and the two executive officers of Directrix (as a group). All of the warrants have an exercise price of $3.00 per share. The aggregate fair market value of the warrants (preliminarily determined by management using the Black-Scholes pricing model) issued to the Credit Facility holders amounts to approximately $0.3 million and is being amortized over the term of the Credit Facility. The final determination of the valuation of the warrants described above will be based on an analysis done by Directrix.

Restructuring Plan. Since becoming a stand-alone company on March 15, 1999, Directrix incurred net losses of $6.1 million and $10.3 million for the years ended March 31, 2000 and March 31, 2001, respectively, and a net loss of approximately $3.0 million for the six months ended September 30, 2001. At September 30, 2001, Directrix has a working capital deficiency of $2.8 million. These matters raise substantial doubt about Directrix' ability to continue as a going concern. Directrix' continued existence is dependent upon several factors, including management's ability to successfully implement the restructuring plan described below and its ability to generate operating cash flow via execution of its long-term business plan.

           Management has developed and begun implementation of a multi-phase restructuring plan. The restructuring plan addresses the areas that management believes are critical to the realization of Directrix' short and long-term plans. The areas addressed by this plan are outlined below, and include (i) the termination of Directrix' transponder services agreement, (ii) restructuring of Directrix' revolving line of credit ("Credit Facility"), (iii) the West Coast Facility, (iv) transition of its new business to the West Coast Facility and attracting new business and (v) new financing.

           Termination of Directrix' Transponder Services Agreement. Approximately $10.7 million of current liabilities through June 30, 2001 were attributable to amounts owed to Loral SpaceCom Corporation ("Loral") under Directrix' Agreement for Transponder Services ("Transponder Agreement"). In May 2001, Directrix terminated its Transponder Agreement and transferred its transponder service customers to Loral.

           When the Transponder Agreement was terminated, Directrix owed Loral approximately $6.1 million for past due service fees and a $4.6 million early termination charge. Under the terms of a July 13, 2001 letter agreement and term sheet (the "Restructuring Agreement"), Loral extinguished its receivable and the early termination charge in exchange for Directrix' issuance to Loral of: (i) a $1.65 million note under the Credit Facility, (ii) $3.0 million face amount of a new Series B junior preferred stock which is in the process of being issued and
(iii) a five-year warrant to acquire 200,000 shares at an exercise price of $3.00 per share. The Restructuring Agreement took effect with the consummation of the Playboy Transaction on September 20, 2001. The Series B Preferred Stock has the same terms as the Series A Preferred Stock (which are described below in Restructuring of the Credit Facility) except that it is junior to the Series A Preferred Stock on liquidation preference, has a $3.00 per share conversion price and has no voting rights or rights to appoint Board members. The Series B preferred stock is accounted for as long term liability to be settled in preferred stock in the accompanying balance sheet until such time that the preferred stock is issued.

           Management believes that the direct leasing of satellite transponders no longer fits into Directrix' long-term plans and by terminating the Transponder Agreement, Directrix has eliminated its largest recurring monthly charge and has ceased providing transponder services.

           During the three months ended September 30, 2001, Directrix recorded an extraordinary gain on the extinguishment of the transponder liability of approximately $5.2 million. The determination of the amount of the extraordinary gain is based on management's preliminary estimate of the expected value of the preferred stock and warrants to be issued to Loral. The final determination of the amount of the extraordinary gain will be based on an analysis done by Directrix.

           Restructuring of the Credit Facility. Directrix has a $4.5 million Credit Facility, from which $4.2 million has been drawn down as of September 30, 2001. The Credit Facility was to mature on March 15, 2002, but after March 15, 2001, Directrix could no longer draw down any further advances under the Credit Facility. The Credit Facility is secured by a first lien on all of Directrix' assets.

           To facilitate the agreement with Loral and enhance Directrix' ability to attract new capital, Directrix negotiated a restructuring of the Credit Facility as part of the Restructuring Agreement. Under the Restructuring Agreement, the holders of the Credit Facility agreed to (i) extend the maturity date by one year until March 31, 2003, (ii) permit Directrix to pay in kind ("PIK") the interest payment with shares of Directrix Common Stock and (iii) revise the stockholders' equity covenant commencing with the fiscal year ending March 31, 2002 to require that Directrix not allow its stockholders' deficit to exceed $5.0 million. In consideration of the foregoing, Directrix agreed to issue to the holders of the Credit Facility, excluding the two executive officers of Directrix who agreed to swap their portion of the Credit Facility for a new Series A of senior preferred stock (which is in the process of being issued as described below), warrants to acquire 125,000 shares of Directrix common stock at an exercise price of $3.00 per share. As noted above, the Restructuring Agreement took effect on the September 20, 2001 consummation of the Playboy Transaction.

           The Credit Facility notes held by two executive officers of Directrix, which aggregated $1.65 million at September 20, 2001, were cancelled and replaced with $1.65 million face amount of a new Series A senior preferred stock which is in the process of being issued, and warrants to acquire 200,000 shares of Directrix common stock. The Series A Preferred Stock will bear a 6% cumulative dividend which Directrix may, at its option, PIK with Common Stock, is senior in liquidation preference to the Series B Preferred Stock and convertible at $1.50 per share. The conversion price is subject to standard anti-dilution adjustments for stock splits and dividends, recapitalizations, etc. and volume weighted anti dilution adjustments for below market issuances of Common Stock and issuances of convertible securities with a conversion price less than the Series A Preferred Stock conversion price. The Series A Preferred Stock is also entitled to vote on an as converted basis and the holders have the right to appoint two members to the Directrix Board of Directors. The holders of the Series A Preferred Stock may demand redemption after 10 years or upon change in control of Directrix (a person or group acquires more than 35% of the outstanding voting securities). Directrix has the option of paying the redemption price in cash or as a PIK in common stock. The Series A preferred stock is accounted for as long term liability to be settled in preferred stock in the accompanying balance sheet until such time that the preferred stock is issued. The warrants have an exercise price of $3.00 per share and are exercisable for five years.

           The holders of the Credit Facility agreed to permit Directrix to PIK the interest payment owed on the Credit Facility with shares of Directrix Common Stock for the period from June 1, 2001 through September 19, 2001. (Under the Restructuring Agreement, Directrix can PIK the interest on the Credit Facility on a going forward basis.) Directrix issued 53,230 shares of Common Stock with an aggregate fair market value of $156,000 as the PIK interest payment for the period from June 1, 2001 through September 30, 2001. The PIK interest payment is accounted for at its fair market value on the accompanying statement of stockholders' deficit.

           West Coast Facility. Management believes that the establishment of the West Coast Facility is critical to the realization of its long-term business plan. To finance the acquisition, renovation and outfitting of the West Coast Facility, Directrix entered into a three party letter of intent with Kingston Investors Corp. ("Kingston") and Playboy, under which Kingston agreed to purchase the building and make improvements to the property and enter into a triple net lease of the property with Directrix for fifteen years. During final negotiation, the transaction was restructured and under the revised arrangement among the parties, Kingston acquired the property on September 20, 2001 and triple net leased the property to Playboy under a 15 year Master Lease. Playboy then subleased, on a triple net basis, approximately 55% of the property to Directrix under a 15 year Sublease which provides for monthly sublease payments of $99,442 in the first year increasing 3% per year for the first 10 years. For the last five years of the sublease, the rent shall be 110% of the tenth year rent. Directrix is required to pay its proportionate share of the insurance, real estate taxes and operating expenses of the facility. The sublease commences in stages; rent on Studio A commences 30 days after Kingston delivers Studio A renovated in accordance with specifications set forth in the Master Lease, anticipated to occur in the fiscal quarter ended March 31, 2002. The sublease commences with respect to the balance of the subleased premises 30 days after they are delivered in accordance with the work letter which is an exhibit to the Master Lease.

           As contemplated by a February 26, 2001 letter of intent between Playboy and Directrix ("LOI"), the parties negotiated a 15-year Master Services Agreement under which Directrix will provide network origination and studio management services for Playboy's networks and productions. The Master Services Agreement calls for minimum monthly service payments of $257,500 per month, increasing 3% per year. The Master Services Agreement as it relates to the studio services commences when Studio A is operational in accordance with technical specifications set forth in an exhibit to the Master Services Agreement. It is anticipated that this will occur 30 days after delivery by Kingston of Studio A. The Master Services Agreement for network origination services commences when Directrix is capable of originating the networks from the West Coast Facility. Directrix also has a right of first refusal to provide substantially all of Playboy's other technical service needs. The LOI also extended the term of Directrix' current services agreement with Playboy, which was set to expire on March 15, 2001, to March 31, 2002.

           On September 19, 2001, the parties executed a binding agreement under which Directrix will provide to Playboy network origination, studio facilities and related technical services in consideration of Playboy's payment of the service fees provided for in the most recent draft of the Master Services Agreement. In the September 19th agreement the parties agreed to execute the long form Master Services Agreement once the financing arrangements for the equipment and integration services associated with outfitting the West Coast Facility were finalized. The letter agreement also provides for Directrix to manage the West Coast Facility.

           In July 2001, Playboy exercised its option to acquire the networks operated by Califa Entertainment Group, Inc. ("Califa") and VOD, Inc. ("VODI"), an affiliate of Califa. Under the Master Services Agreement, Directrix will continue to provide network origination services for the networks acquired by Playboy from Califa and VODI in addition to providing network origination services for all of Playboy's other networks from the West Coast Facility.
The Master Services Agreement also provides for the extension of the existing service agreements until the networks are originated from the West Coast Facility. Upon execution of the Master Services Agreement, Directrix will issue a warrant to Playboy to acquire 650,000 shares of its common stock at an exercise price of $3.45.

           Directrix is obligated to provide equipment, integration and technical improvements necessary to provide the services under the Master Services Agreement when the facility is operational. Directrix is currently finalizing the terms of $15 million of equipment lease financing which includes financing of systems integration fees and extended manufacturers' warranties. Directrix does not currently anticipate using the entire $15 million and under the proposed terms, the unused portion of the financing can be drawn down until December 31, 2002 which will afford Directrix financing to upgrade the West Coast Facility if required. There are no assurances that the equipment lease can be finalized.

           Transition of its Existing Business to the West Coast Facility and Attract New Business. Although Playboy will serve as the anchor tenant for the West Coast Facility, the facility will have the capacity to provide network origination, studio facilities and other technical services to additional customers and has two additional studios that will only be partially utilized by Playboy. Management intends to transition Directrix' existing service agreements for the networks operated by Playboy (including the networks formerly owned by Califa and VODI) to the West Coast Facility, and anticipates providing services to additional customers from the facility.

           After transitioning Directrix' existing service agreements for the networks operated by Playboy, to the West Coast Facility, Directrix will have substantial unused capacity at its Northvale facility. Management would prefer to maintain the Northvale facility and have operation centers on both coasts and is currently exploring several options for the productive utilization of the facility, including diversifying its East Coast customer base or subleasing the facility to a third party. There can be no assurances that Directrix will be successful in obtaining new business sufficient to maintain operation centers on both coasts or find a lessee for the Northvale facility.

           New Financing. The final phase of management's plan is to locate a new source of working capital. Management forecasts that Directrix will require additional funding to complete the buildout of the West Coast Facility and to provide for the deficiency in working capital until Directrix generates operating cash flow. Directrix management and its investment banker are currently seeking up to $10 million of financing in addition to the equipment lease financing noted above.

           As a first step, Directrix secured $337,500 of interim financing on October 25, 2001 (the "Interim Financing") in a private placement to existing shareholders and investors. The terms of the interim financing include a one year note secured by a perfected first lien on Directrix' assets. Under a letter agreement dated October 28, 2001, the Credit Facility holders agreed to subordinate their security interest to the interim financing holders' first lien. The interim financing bears 20% interest payable upfront in shares of Directrix common stock. Directrix issued 26,786 shares of common stock as payment of the interest on the interim financing.

           Directrix, with the assistance of its investment bankers, is seeking $5 million to $10 million of permanent financing under terms to be determined. The interim financing will be prepaid if Directrix places the permanent financing. There are no assurances that management will be successful in securing the permanent financing or even if successful, whether the proceeds of such financing will be sufficient to maintain Directrix as a going concern.

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

           On July 12, 2001, New Frontier filed a cross complaint against Logix, EMI, Roger Faherty and Donald McDonald, Directrix' Chief Executive Officer and President, respectively, and Daniel J. Barsky, counsel to EMI in the New Frontier transaction. The cross complaint alleges, among other things, that EMI breached its representations and warranties concerning its rights to the customer list and that Messrs. Faherty, McDonald and Barsky had misrepresented EMI's rights to the customer list. Directrix has undertaken the defense of the cross complaint on behalf of Messrs. Faherty, McDonald and Barsky.
Subsequently, Mr. Barsky was dismissed from the action. Directrix believes the Logix suit and the cross complaint are without merit and plans a vigorous defense.

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

                On July 12, 2001, New Frontier filed a cross complaint against Logix, EMI, Roger Faherty and Donald McDonald, Directrix' Chief Executive Officer and President, respectively, and Daniel J. Barsky, counsel to EMI in the New Frontier transaction. The cross complaint alleges, among other things, that EMI breached its representations and warranties concerning its rights to the customer list and that Messrs. Faherty, McDonald and Barsky had misrepresented EMI's rights to the customer list. Directrix has undertaken the defense of the cross complaint on behalf of Messrs. Faherty, McDonald and Barsky. Subsequently, Mr. Barsky was dismissed from the action. Directrix believes the Logix suit and the cross complaint are without merit and plans a vigorous defense.


Item 2:         Changes in Securities and Use of Proceeds.

                On March 28, 2001, Directrix issued an aggregate of $375,000 of a total offering of $500,000 of Subordinated Convertible Debentures ("Debentures") in a private placement to five persons. During the three months ended June 30, 2001, Directrix issued the remaining $125,000 of Debentures to four persons, one of which participated in the March 28, 2001 offering. All proceeds were paid in cash and there were no underwriting discounts or commissions paid in connection with the offering. The offering was made solely to accredited investors who had made previous investments in Directrix and had a preexisting business relationship with Directrix and its senior executive officers in reliance of Section 4(2) of the Securities Act of 1933.

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

                In July 2001, Directrix offered up to $600,000 of a second series of convertible debentures which have the same terms as the Debentures. The offering was made solely to accredited investors who had made previous investments in Directrix and/or had a preexisting business relationship with Directrix and its senior executive officers and in reliance of Section 4(2) of the Securities Act of 1933. Through September 30, 2001, Directrix has issued $250,000 of Debentures from the second series; $50,000 of Debentures were issued to Mr. Faherty, Directrix' Chairman and Chief Executive Officer.

                The proceeds of the Debenture offerings were used for working capital purposes.


Item 6:         Exhibits and Reports on Form 8-K.

(a)             Exhibits.

                Exhibit 4.8 - Form of Common Stock Purchase Warrant issued to Andrita Management, LLC. for 200,000 shares.

                Exhibit 10.22 - Sublease agreement between Playboy Entertainment Group, Inc. and Directrix dated September 20, 2001.

                Exhibit 10.23 - Letter agreement dated September 19, 2001 between Playboy Entertainment Group, Inc. and Directrix.

(b)             Reports on Form 8-K.

                None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                    DIRECTRIX, INC.


Dated:   November 19, 2001

                                    By: /s/ Donald J. McDonald, Jr.
                                        ----------------------------------------
                                        Donald J. McDonald, Jr.
                                        President, Director, Chief Financial
                                        Officer and Principal Accounting Officer