Form 10QSB/A
period 2001-09-30
DIRECTRIX INC
filed 2002-03-25
CIK 1067310

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB/A
                                  AMENDMENT NO. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

Commission file number 000-25111

                                 Directrix, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-4015248
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                230 Pegasus Avenue, Northvale, New Jersey  07647
                    (Address of principal executive offices)

                                 (201) 750-8000
              (Registrant's telephone number, including area code)

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

                                                     PART I

ITEM 1:  FINANCIAL STATEMENTS
DIRECTRIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (as restated, note 4)
___________________________________________________________________________________________________________________________________

                                                                             Sept 30,
                                                                               2001
                                                                         ---------------
                                                                           (unaudited)
                                     ASSETS:
Current assets:
     Cash and cash equivalents .......................................     $     12,000
     Marketable securities ...........................................          158,000
     Accounts receivable, billed .....................................           87,000
     Accounts receivable, unbilled ...................................           40,000
     Prepaid expenses and other current assets .......................          107,000
                                                                         ---------------
                    Total current assets .............................          404,000
Property and equipment, net ..........................................        3,533,000
Library of movies, net ...............................................          210,000
Deferred financing costs .............................................          449,000
Deferred lease costs .................................................          426,000
Other assets .........................................................           42,000
                                                                         ---------------
                    Total assets .....................................     $  5,064,000
                                                                         ===============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
     Accounts payable ................................................     $  2,595,000
     Transponder lease liability......................................       10,726,000
     Accrued expenses and other current liabilities ..................          249,000
     Customer deposits ...............................................          359,000
                                                                         ---------------
                    Total current liabilities ........................       13,929,000

Deferred rent ........................................................           25,000
Revolving line of credit .............................................        4,168,000
Subordinated convertible debentures ..................................          750,000
                                                                         ---------------
                    Total liabilities ................................       18,872,000
                                                                         ---------------

Commitments and contingencies

Stockholders' deficit
     Common stock, $.01 par value; authorized 25,000,000 shares;
       2,456,670 shares issued and outstanding at September 30, 2001..           25,000
     Additional paid-in capital ......................................       22,593,000
     Deferred Compensation ...........................................         (259,000)
     Accumulated other comprehensive loss ............................         (184,000)
     Accumulated deficit .............................................      (35,983,000)
                                                                         ---------------
                    Total stockholders' deficit ......................      (13,808,000)
                                                                         ---------------
                    Total liabilities and stockholders' deficit ......     $  5,064,000
                                                                         ===============


      The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS (unaudited)(as restated, note 4)
___________________________________________________________________________________________________________________________________


                                                              THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                                 SEPTEMBER 30,                                SEPTEMBER 30,
                                                           2001                 2000                    2001                 2000
                                                  -------------------------------------        ------------------------------------
Revenues                                            $     671,000        $   1,169,000           $   1,858,000        $   2,810,000
                                                  ----------------     ----------------        ----------------     ----------------

Operating expenses:
    Salaries, wages and benefits .................        837,000              827,000               1,709,000            1,636,000
    Library amortization .........................        136,000              162,000                 276,000              333,000
    Satellite costs ..............................        119,000            1,690,000                 481,000            3,363,000
    Broadband expenses ...........................        194,000              112,000                 660,000              112,000
    Selling, general and administrative expenses .        382,000              707,000                 816,000            1,268,000
    Depreciation .................................        342,000              351,000                 699,000              699,000
                                                  ----------------     ----------------        ----------------     ----------------
           Total operating expenses ..............      2,010,000            3,849,000               4,641,000            7,411,000
                                                  ----------------     ----------------        ----------------     ----------------

           Loss from operations ..................     (1,339,000)          (2,680,000)             (2,783,000)          (4,601,000)

Other expenses:
    Interest expense .............................       (471,000)            (205,000)               (825,000)            (350,000)
    Transponder penalty ..........................             --                   --              (4,620,000)                  --
                                                  ----------------     ----------------        ----------------     ----------------
           Total other expenses ..................       (471,000)            (205,000)             (5,445,000)            (350,000)

                                                  ----------------     ----------------        ----------------     ----------------
           Net loss...............................  $  (1,810,000)       $  (2,885,000)          $  (8,228,000)       $  (4,951,000)
                                                  ================     ================        ================     ================

Net loss per common share:
    Basic & Diluted:                                $       (0.75)       $       (1.32)          $       (3.46)       $       (2.27)
                                                  ================     ================        ================     ================


Weighted average number of common shares outstanding:
      Basic & Diluted.............................      2,409,804            2,179,785               2,379,811            2,179,785
                                                  ================     ================        ================     ================


                               The accompanying notes are an integral part of these financial statements.



DIRECTRIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT of STOCKHOLDERS' DEFICIT (unaudited)(as restated, note 4)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
___________________________________________________________________________________________________________________________________



                                                                                  Accumulated
                                      Number            Additional                  Other
                                        of     Common     Paid-in     Deferred   Comprehensive  Accumulated
                                      Shares    Stock     Capital   Compensation     Loss         Deficit       Total
                                    --------- -------- ------------ ------------ ------------- ------------- ------------
Balance at March 31, 2001 ........  2,239,785 $ 23,000 $ 21,170,000 $        --  $         --  $(27,755,000) $(6,562,000)

    Restricted stock issued
     in connection with
     salary reductions ...........    163,655    1,000      473,000    (259,000)           --            --      215,000

    Intrinsic value of
     beneficial conversion
     feature of debentures .......         --       --      313,000          --            --            --      313,000

    Stock issued in connection
     with PIK credit facility
     interest ....................     53,230    1,000      155,000          --            --            --      156,000

    Adjust value of stock issued
     in connection with credit
     facility interest to fair
     market value ................         --       --       (9,000)         --            --            --       (9,000)

    Warrants issued in connection
     with the West Coast
     facility ...................         --       --       224,000          --            --            --      224,000

    Additional warrants issued
     in connection with credit
     facility ....................         --       --      267,000          --            --            --      267,000

    Net loss .....................         --       --           --          --            --    (8,228,000)  (8,228,000)

    Comprehensive loss due to
     decline in market
     value of marketable
     securities ..................         --       --           --          --      (184,000)           --     (184,000)
                                                                                                             ------------
    Comprehensive Loss ...........         --       --           --          --            --            --   (8,412,000)
                                                                                                             ------------
                                    --------- -------- ------------ ------------ ------------- ------------- ------------
Balance at September 30, 2001 ....  2,456,670 $ 25,000 $ 22,593,000 $  (259,000) $   (184,000) $(35,983,000) $(13,808,000)
                                    ========= ======== ============ ============ ============= ============= ============


                           The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(as restated, note 4)
___________________________________________________________________________________________________________________________________



                                                                            Six months ended September 30,
                                                                               2001                2000
                                                                         ----------------    ----------------
Cash flows from operating activities:
    Net loss ...........................................................   $ (8,228,000)       $ (4,951,000)
                                                                         ----------------    ----------------

Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation of property and equipment .............................        699,000             699,000
    Amortization of library of movies ..................................        276,000             333,000
    Amortization of deferred financing costs ...........................        198,000             139,000
    Bad debt expense ...................................................         38,000             200,000
    Non-cash rent expense ..............................................        (24,000)            (13,000)
    Non-cash interest for beneficial conversion feature of debentures ..        313,000                  --
    Non-cash interest for PIK of credit facility interest ..............        147,000                  --
    Deferred compensation ..............................................        215,000                  --
    Increase in transponder penalty ....................................      4,620,000                  --
    Changes in assets and liabilities:
         Decrease (Increase) in accounts receivable ....................        449,000            (262,000)
         Increase in prepaid expenses and other current assets .........        (49,000)             (8,000)
         Decrease in other assets ......................................        125,000              51,000
         Increase in deferred lease costs ..............................       (202,000)                 --
         Increase in accounts payable and accrued expenses .............      1,074,000           2,091,000
         Decrease (increase) in customer deposits ......................        (35,000)             61,000
                                                                         ----------------    ----------------
                   Total adjustments ...................................      7,844,000           3,291,000
                                                                         ----------------    ----------------

                                                                         ----------------    ----------------
                   Net cash used in operating activities ...............       (384,000)         (1,660,000)
                                                                         ----------------    ----------------

Cash flows from investing activities:
         Purchase of property and equipment ............................        (52,000)           (265,000)
                                                                         ----------------    ----------------
                   Net cash used in investing activities ...............        (52,000)           (265,000)
                                                                         ----------------    ----------------

Cash flows from financing activities:
         Officer loans .................................................         (8,000)                 --
         Borrowings under revolving line of credit .....................          2,000           1,604,000
         Proceeds from issuance of subordinated convertible debentures .        375,000                  -
                                                                         ----------------    ----------------
                   Net cash provided by financing activities ...........        369,000           1,604,000
                                                                         ----------------    ----------------

Net decrease in cash and cash equivalents ..............................        (67,000)           (321,000)
Cash and cash equivalents, beginning of the period .....................         79,000             324,000
                                                                         ----------------    ----------------
Cash and cash equivalents, end of the period ...........................   $     12,000        $      3,000
                                                                         ================    ================


Supplemental disclosures of cash flow information:
         Cash paid during the period for:
                   Interest ............................................   $         --        $    145,000
                                                                         ================    ================


Supplemental schedule of non-cash investing and financing activities:
         Reduction of accounts receivable in exchange for
           marketable securities .......................................   $   (342,000)       $         --
         Warrants issued in connection with the credit facility ........   $    267,000        $         --

         Adjustment to value of warrants issued in connection with the
           revolving line of credit ....................................   $         --        $    (15,000)


                       The accompanying notes are an integral part of these financial statements.


DIRECTRIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE & SIX MONTHS ENDED SEPTEMBER 30, 2001 (unaudited)
(as restated, note 4)
________________________________________________________________________________

1. Basis of Presentation. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three and six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Directrix' Annual Report for the year ended March 31, 2001 as filed with our Form 10-KSB. As described more fully in Note 4, the accompanying financial statements have been restated from the financial statements originally filed by Directrix with its Form 10-QSB for the quarterly period ended September 30, 2001.

2. Business Organization. Directrix, Inc. ("Directrix"), a Delaware corporation, is a full service provider of network origination, digital video asset management and digital content delivery services, primarily to the adult entertainment industry. Directrix was originally a wholly owned subsidiary of Spice Entertainment Companies, Inc. ("Spice") and provided network origination and technical services for Spice's networks. Directrix became a stand-alone company when, as part of the March 15, 1999 merger ("Merger") of Spice into Playboy Enterprises Group, Inc. ("Playboy"), Spice spun off Directrix by distributing approximately 2,075,000 shares of Directrix common stock, $.01 par value ("Common Stock") to the Spice stockholders. As part of the Merger, Spice contributed certain assets to Directrix including its New York City based master control and playback facility and related technical service agreements and its transponder services agreement. Directrix is in the process of building out a 109,000 square foot teleport, master control, and soundstage complex in Los Angeles (the "West Coast Facility"). Under a transaction which was completed on September 20, 2001, Directrix will provide network origination and production services, digital archiving, studio facilities and personnel, and production and post-production offices to Playboy at the facility over a 15-year term (collectively, the "Playboy Transaction"). See Note 5 for a more complete description of the Playboy Transaction.

3. Financial Condition & Liquidity. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Directrix as a going concern. However, since becoming a stand-alone company on March 15, 1999, Directrix incurred net losses of $6.1 million and $10.3 million for the years ended March 31, 2000 and March 31, 2001, respectively, and a net loss of $8.2 million for the six months ended September 30, 2001. At September 30, 2001, Directrix has a working capital deficiency of $13.5 million. These matters raise substantial doubt about Directrix' ability to continue as a going concern. Directrix' continued existence is dependent upon several factors, including management's ability to successfully implement the restructuring plan described below and its ability to generate operating cash flow through the successful execution of its long-term business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Directrix be unable to continue in existence. Management's plans and intentions in regard to this matter are described below in Note 5.

4. Restatement. As noted above, the accompanying financial statements have been restated from those filed by Directrix on November 19, 2001 with its
Form 10-QSB for the quarterly period ended September 30, 2001. Previously Directrix reported an extraordinary gain of approximately $5.2 million as a consequence of a July 13, 2001 letter agreement and term sheet (the "Restructuring Agreement") with Loral SpaceCom Corporation ("Loral") under which Loral agreed to extinguish its receivable and the early termination charge under the Agreement for SkyNet Transponder Services between Loral and Directrix ("Transponder Agreement") in exchange for Directrix' issuance to Loral of: (i) a $1.65 million note under the Credit Facility, (ii) $3.0 million face amount of a new Series B junior preferred stock and (iii) a five year warrant to acquire 200,000 shares of common stock at an exercise price of $3.00 per share. The Restructuring Agreement was conditioned upon the completion of the Playboy Transaction which occurred on September 20, 2001. Upon further review of the Restructuring Agreement, it was determined that consummation of the Restructuring Agreement as it relates to the extinguishment of the Loral receivable and early termination charge was also conditioned upon the execution of definitive documents by January 14, 2002. As definitive documents have not yet been executed, the extraordinary gain and associated transactions should not have been recognized during the quarterly period ended September 30, 2001. The following table summarizes the effects on the financial statements of this adjustment:

                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             SEPTEMBER 30, 2001                    SEPTEMBER 30, 2001
                                                         ---------------------------          -----------------------------
                                                             As              As                   As               As
                                                          Reported        Restated              Reported        Restated
                                                         ---------------------------          -----------------------------
Total Assets                                              5,064,000       5,064,000            5,064,000        5,064,000
Total Liabilities                                         8,146,000      18,872,000            8,146,000       18,872,000
Liabilities to be Settled in Preferred Stock              4,650,000               -            4,650,000                -
Total Stockholder's Equity                               (7,732,000)    (13,808,000)          (7,732,000)     (13,808,000)



Loss before extraordinary item                           (1,810,000)     (1,810,000)          (8,228,000)      (8,228,000)
Extraordinary item:
   Gain on extinguishment of transponder liability        5,220,000               -            5,220,000                -
                                                         -----------     -----------          -----------      -----------
Net Income (loss)                                         3,410,000      (1,810,000)          (3,008,000)      (8,228,000)
                                                         ===========     ===========          ===========      ===========

Net Income (Loss) per Common Share:
   Basic & Diluted:
      Loss before extraordinary gain                      $ (0.75)        $ (0.75)             $ (3.46)         $ (3.46)
      Extraordinary gain                                     2.17               -                 2.20                -
                                                         ---------       ---------            ---------        ---------
Net Income (loss)                                         $  1.42         $ (0.75)             $ (1.26)         $ (3.46)
                                                         =========       =========            =========        =========

Weighted average number of common shares outstanding:
      Basic & Diluted                                    2,409,804       2,409,804            2,379,811        2,379,811



5. Restructuring Plan. Management has developed and begun implementation of a multi-phase restructuring plan. The restructuring plan addresses the areas that management believes are critical to the realization of Directrix' short and long-term plans. The areas addressed by this plan are outlined below, and include (i) the termination of Directrix' transponder services agreement,
(ii) restructuring of Directrix'  revolving line of credit ("Credit  Facility"),
(iii) the West Coast Facility, (iv) transition of its new business to the West Coast Facility and attracting new business and (v) new financing.

         Termination of Directrix' Transponder Services Agreement. Approximately $10.7 million of current liabilities are attributable to amounts owed to Loral under the Transponder Agreement. In May 2001, Directrix terminated its Transponder Agreement and transferred its transponder service customers to Loral.

         When the Transponder Agreement was terminated, Directrix owed Loral approximately $6.1 million for past due service fees and a $4.6 million early termination charge. Under the terms of the Restructuring Agreement, Loral agreed to extinguish its receivable and the early termination charge in exchange for Directrix' issuance to Loral of: (i) a $1.65 million note under the Credit Facility, (ii) $3.0 million face amount of a new Series B junior preferred stock (described below in Note 6) and (iii) a five-year warrant to acquire 200,000 shares at an exercise price of $3.00 per share. The Restructuring Agreement was conditioned upon the consummation of the Playboy Transaction on September 20, 2001 and the execution of definitive documentation by no later than January 14, 2002. As definitive documents have not yet been executed, the Restructuring Agreement as it relates to the extinguishment of the Loral receivable and early termination charge has not taken effect.

         Management believes that the direct leasing of satellite transponders no longer fits into Directrix' long-term plans and by terminating the Transponder Agreement, Directrix has eliminated its largest recurring monthly charge and has ceased providing transponder services.

         If the Restructuring Agreement takes effect, Directrix will recognize an extraordinary gain; the amount of the gain will be dependent, in part, on the value of the preferred stock and warrants which cannot be ascertained at this time.

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

         To facilitate the agreement with Loral and enhance Directrix' ability to attract new capital, Directrix negotiated a restructuring of the Credit Facility as part of the Restructuring Agreement. While those aspects of the Restructuring Agreement that deal with Loral's agreement to extinguish its receivable and early termination charge have not taken effect, the aspects of the Restructuring Agreement that modified the Credit Facility have taken effect. Under the Restructuring Agreement, the holders of the Credit Facility agreed to
(i) extend the maturity date by one year until March 31, 2003, (ii) permit Directrix to pay in kind ("PIK") the interest payment with shares of Directrix Common Stock and (iii) revise the stockholders' equity covenant commencing with the fiscal year ending March 31, 2002 to require that Directrix not allow its stockholders' deficit to exceed $5.0 million. In consideration of the foregoing, Directrix agreed to issue to the holders of the Credit Facility, excluding Loral and the two executive officers of Directrix who agreed to swap their portion of the Credit Facility for a new Series A of senior preferred stock (which has not occurred because of that portion of the Restructuring Agreement has not taken effect), warrants to acquire 125,000 shares of Directrix common stock at an exercise price of $3.00 per share.

         As part of the agreement with Loral, the Credit Facility notes held by two executive officers of Directrix, which aggregated $1.65 million at September 20, 2001, were to be cancelled and replaced with $1.65 million face amount of a new Series A senior preferred stock. Directrix was also to issue five year warrants to acquire 200,000 shares of Common Stock with an exercise price of $3.00 to the two officers. Because this aspect of the Restructuring Agreement has not yet taken effect, the Series A Preferred stock and and warrants have not been issued and the officers currently retain their $1.65 million of Credit Facility notes. The terms of the Series A preferred stock if and when issued are described below in Note 7.

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

6. Preferred Stock. The Restructuring Agreement sets forth the terms of the Series A and Series B preferred stock to be issued if and when the portion of the Restructuring Agreement relating to the extinguishment of the Loral receivable and early termination charge takes effect. If this occurs Directrix will issue $1.65 million of Series A Preferred Stock to two of Directrix' executive officers and $3.0 million of Series B Preferred Stock to Loral. When issued, the Series A Preferred Stock will bear a 6% cumulative dividend which Directrix may, at its option, PIK with Common Stock, will be senior in liquidation preference to the Series B Preferred Stock and convertible at $1.50 per share. The conversion price will be subject to standard anti-dilution adjustments for stock splits and dividends, recapitalizations, etc. and volume weighted anti dilution adjustments for below market issuances of Common Stock and issuances of convertible securities with a conversion price less than the Series A Preferred Stock conversion price. The Series A Preferred Stock will also be entitled to vote on an as converted basis and the holders will have the right to appoint two members to the Directrix Board of Directors. The holders of the Series A Preferred Stock may demand redemption after 10 years or upon change in control of Directrix (a person or group acquires more than 35% of the outstanding voting securities). Directrix has the option of paying the redemption price in cash or as a PIK. The Series B Preferred Stock if and when issued will have the same terms as the Series A Preferred Stock except that it will be junior to the Series A Preferred Stock on liquidation preference, have a $3.00 per share conversion price and not have voting rights or rights to appoint Board members.

7. Warrants. As part of the fee arrangement for assisting with the Playboy Transaction, Directrix issued to Kingston a five-year warrant to acquire 100,000 shares of Directrix common stock at an exercise price of $2.90 per share, the fair market value of Directrix stock on the grant date. The aggregate fair market value of the warrants (preliminarily determined by management using the Black-Scholes pricing model) amounts to approximately $0.2 million and is capitalized as a deferred lease cost on the accompanying balance sheet. As noted above in Note 5, Directrix has committed to issue to Playboy upon execution of the Master Services Agreement, a five year warrant to acquire 650,000 shares at an exercise price of $3.45 per share. As noted above in Note 5 and as part of the Restructuring Agreement, Directrix issued five year warrants to acquire 125,000 shares to the Credit Facility holders. Directrix will also issue warrants to acquire 200,000 shares to each of Loral and the two executive officers of Directrix (as a group) if and when the Restructuring Agreement as it relates to the extinguishment of the Loral receivable and early termination charge takes effect. All of the warrants have an exercise price of $3.00 per share. The aggregate fair market value of the warrants (preliminarily determined by management using the Black-Scholes pricing model) issued to the Credit Facility holders amounts to approximately $0.3 million and is being amortized over the term of the Credit Facility. The final determination of the valuation of the warrants described above will be based on an analysis done by Directrix.

8. Net Loss per Share. Net loss per share for the three and six months ended September 30, 2000 and September 30, 2001 are calculated in accordance
with  Statement  of  Financial   Accounting  Standards  ("SFAS")  No.  128,
"Earnings Per Share." Since Directrix reported a loss for all periods presented, basic and diluted earnings per share exclude dilution and are computed by dividing net loss attributable to common shareholders by the weighted-average common shares outstanding for the period. Options, warrants and convertible debentures were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. Directrix had 325,219 and 312,973 common stock options outstanding as of September 30, 2001 and September 30, 2000, respectively. At September 30, 2001 and 2000, all common stock purchase warrants were exercised except for the warrants described above in Note 7.

9        Significant Customers; Litigation. In May 2001, EMI shut down its networks, and sold its customer list to its largest competitor, a wholly owned subsidiary of New Frontier Media, Inc. ("New Frontier"), for cash and 94,137 shares of New Frontier stock. Directrix entered into an agreement with EMI dated May 1, 2001 that provided for the extinguishment of the option Directrix held to acquire the business or assets of EMI (the "EMI Option") and for EMI's transfer of the cash and stock proceeds from the sale of its customer list to Directrix in settlement of the EMI receivable which amounted to approximately $0.6 million. At May 1, 2001, the 94,137 shares of New Frontier stock were recorded at a value of $3.63 each, which was the per share market value, aggregating approximately $0.3 million of marketable securities. During the six months ended September 30, 2001, Directrix recorded approximately $0.1 million of cash basis revenue associated with recovery of amounts owed in excess of the EMI receivable.

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

10. Executive Compensation. To assist Directrix in achieving its business objectives, Messrs. Faherty, McDonald and Kirby, Directrix' Chief Executive Officer, President and Chief Operating Officer, respectively, voluntarily agreed to extend the prior year reductions in their annual salaries through March 31, 2002. The reductions took effect on June 24, 2000 and provided for reductions in their annual salaries of $200,000 for Mr. Faherty, $24,750 for Mr. McDonald and $22,584 for Mr. Kirby. In addition, the three officers and Terry Taylor, the Executive Vice-President of Sales and Marketing, voluntarily agreed to an additional reduction in their annual salaries of $25,000 on an annualized basis. The additional salary reductions took effect on May 1, 2001 and will continue for the remainder of the fiscal year ended March 31, 2002.

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

11. Subordinated Convertible Debentures. Directrix placed $500,000 of convertible debentures ("Debentures") in an offering completed in June 30, 2001. The Debentures are convertible into shares of Directrix common stock at any time, at the option of the holders, at a conversion rate of $1.50 per share of common stock. The conversion rate is subject to anti-dilution protection for stock splits, stock dividends, stock reclassifications and mergers. Directrix can require conversion at any time if the average trading price of its common stock is over $5.00 for any ten consecutive trading days prior to maturity. The Debentures mature on March 31, 2003, are senior to all of Directrix' other obligations other than the Credit Facility and bear interest at 6% per annum, payable at maturity. Directrix can elect to PIK the interest payment in lieu of a cash interest payment. Directrix has granted the Debenture holders registration rights for the shares of common stock into which the Debentures are convertible and has committed to file the registration statement during the year ended March 31, 2002.

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

13. Recent Accounting Pronouncements. In August 2001, the FASB issued statement of Financial Accounting Standard No.144 "Accounting for the Impairment or Disposal of Long Lived Assets", ("SFAS144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS 121, while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

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

         The accompanying financial statements have been restated from those originally filed by Directrix on November 19, 2001 with its Form 10-QSB for the quarterly period ended September 30, 2001. Previously Directrix reported an extraordinary gain of approximately $5.2 million as a consequence of a
July 13, 2001 letter agreement and term sheet (the "Restructuring Agreement") with Loral SpaceCom Corporation ("Loral") under which Loral agreed to extinguish its receivable and the early termination charge under the Agreement for SkyNet Transponder Services ("Transponder Agreement") between Loral and Directrix in exchange for Directrix' issuance to Loral of: (i) a $1.65 million note under the Credit Facility, (ii) $3.0 million face amount of a new Series B junior preferred stock and (iii) a five year warrant to acquire 200,000 shares of common stock at an exercise price of $3.00 per share. The Restructuring Agreement was conditioned upon the completion of the Playboy Transaction which occurred on September 20, 2001. Upon further review of the Restructuring Agreement, it was determined that consummation of the Restructuring Agreement as it relates to the extinguishment of the Loral receivable and early termination charge was also conditioned upon the execution of definitive documents by January 14, 2002. As definitive documents have not yet been executed, the extraordinary gain and associated transactions should not have been recognized during the quarterly period ended September 30, 2001, necessitating this amended filing.

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

         Satellite Costs. Satellite costs for the six and three months ended September 30, 2001 decreased by approximately $2.9 million and $1.6 million, respectively, as compared to the same periods in 2000. The decrease in satellite costs was primarily attributable to the termination of the Transponder Agreement with Loral in May 2001, as more fully described in "Liquidity and Capital Resources, Restructuring Plan, Transponder Agreement. "

         Broadband Expenses. Broadband expenses for the six and three months ended September 30, 2001 increased by approximately $0.5 million and $0.1 million, respectively, as compared to the same periods in 2000. The increase in broadband expenses was attributable to the activities of a wholly-owned subsidiary, Directrix Broadband, Inc, which was a reseller of Internet media delivery services provided by Akamai Technologies, Inc. ("Akamai") under an Amended and Restated Akamai Reseller Agreement dated August 15, 2000, as amended (the "Reseller Agreement").

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

         Interest Expense. Interest expense for the six and three months ended September 30, 2001 increased by approximately $0.5 million and $0.3 million, respectively, as compared to the six and three months ended September 30, 2000. The increase in interest expense was primarily attributable to interest associated with the intrinsic value of the beneficial conversion feature of the convertible debentures issued in March 2001, interest on the amounts drawn down from Directrix' revolving line of credit, and the amortization of additional common stock purchase warrants issued in October 2000 in connection with the revolving line of credit.

          Transponder Penalty. When the Transponder Agreement was terminated in May 2001, Directrix owed Loral approximately $6.1 million for past due service fees and a $4.6 million early termination charge that was recorded during the six months ended September 30, 2001. Under a July 13, 2001 letter agreement and Term Sheet ("Restructuring Agreement"), Loral agreed to settle this amount upon the satisfaction of certain conditions including consummation of the Playboy Transaction and the execution of definitive agreements. As definitive agreements have not yet been executed, this aspect of the Restructuring Agreement has not taken effect and the receivable and early termination charge are included in Directrix' current liabilities. The Restructuring Agreement as it relates to the Transponder Agreement is described below under "Liquidity and Capital Resources, Restructuring Plan, Transponder Agreement ". If the Restructuring Agreement takes effect, Directrix will recognize an extraordinary gain; the amount of the gain will be dependent, in part, on the value of the preferred stock and warrants which cannot be ascertained at this time.

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

         Net Loss. For the six months ended September 30, 2001, Directrix reported a net loss of $8.2 million as compared to a net loss of $5.0 million for the corresponding period in 2000. For the three months ended September 30, 2001, Directrix reported net loss of $1.8 million as compared to a net loss of $2.9 million for the corresponding period in 2000. The change in the net loss for the three and six months ended September 30, 2001 was attributable to all the factors noted above.


Liquidity and Capital Resources

Working Capital. Directrix had a working capital deficiency of $13.5 million on September 30, 2001 as compared to a working capital deficiency of $11.4 million on March 31, 2001. The increase in the working capital deficiency for the six months ended September 30, 2001 was primarily attributable to the negative cash flow and net losses from operations.

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

Warrants. As part of the fee arrangement for assisting with the Playboy Transaction, Directrix issued to Kingston a five-year warrant to acquire 100,000 shares of Directrix common stock at an exercise price of $2.90 per share, the fair market value of Directrix stock on the grant date. The aggregate fair market value of the warrants (preliminarily determined by management using the Black-Scholes pricing model) amounts to approximately $0.2 million and is capitalized as a deferred lease cost on the accompanying balance sheet. Directrix has committed to issue to Playboy upon execution of the Master Services Agreement, a five year warrant to acquire 650,000 shares at an exercise price of $3.45 per share. As part of the Restructuring Agreement, Directrix issued five year warrants to acquire 125,000 shares to the Credit Facility holders. Directrix will also issue warrants to acquire 200,000 shares to each of Loral and the two executive officers of Directrix (as a group) if and when the Restructuring Agreement as it relates to the extinguishment of the Loral receivable and early termination charge takes effect. . All of the warrants have an exercise price of $3.00 per share. The aggregate fair market value of the warrants (preliminarily determined by management using the Black-Scholes pricing model) issued to the Credit Facility holders amounts to approximately $0.3 million and is being amortized over the term of the Credit Facility. The final determination of the valuation of the warrants described above will be based on an analysis done by Directrix.

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

         Termination of Directrix' Transponder Services Agreement. Approximately $10.7 million of current liabilities are attributable to amounts owed to Loral under the Transponder Agreement. In May 2001, Directrix terminated its Transponder Agreement and transferred its transponder service customers to Loral.

         When the Transponder Agreement was terminated, Directrix owed Loral approximately $6.1 million for past due service fees and a $4.6 million early termination charge. Under the terms of the Restructuring Agreement, Loral agreed to extinguish its receivable and the early termination charge in exchange for Directrix' issuance to Loral of: (i) a $1.65 million note under the Credit Facility, (ii) $3.0 million face amount of a new Series B junior preferred stock (described below in Note 6) and (iii) a five-year warrant to acquire 200,000 shares at an exercise price of $3.00 per share. The Restructuring Agreement was conditioned upon the consummation of the Playboy Transaction on September 20, 2001 and the execution of definitive documentation by no later than January 14, 2002. As definitive documents have not yet been executed, the Restructuring Agreement as it relates to the extinguishment of the Loral receivable and early termination charge has not taken effect. The Loral receivable and early termination charge are included in Directrix' current liabilities. If this aspect of the Restructuring Agreement takes effect, Directrix will recognize an extraordinary gain; the amount of the gain will be dependent, in part, on the value of the preferred stock and warrants which cannot be ascertained at this time.

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

         To facilitate the agreement with Loral and enhance Directrix' ability to attract new capital, Directrix negotiated a restructuring of the Credit Facility as part of the Restructuring Agreement. While those aspects of the Restructuring Agreement that deal with Loral's agreement to extinguish its receivable and early termination charge have not taken effect, the aspects of the Restructuring Agreement that modified the Credit Facility have taken effect. Under the Restructuring Agreement, the holders of the Credit Facility agreed to
(i) extend the maturity date by one year until March 31, 2003, (ii) permit Directrix to pay in kind ("PIK") the interest payment with shares of Directrix Common Stock and (iii) revise the stockholders' equity covenant commencing with the fiscal year ending March 31, 2002 to require that Directrix not allow its stockholders' deficit to exceed $5.0 million. In consideration of the foregoing, Directrix agreed to issue to the holders of the Credit Facility, excluding Loral and the two executive officers of Directrix who agreed to swap their portion of the Credit Facility for a new Series A of senior preferred stock (which has not occurred because of that portion of the Restructuring Agreement has not taken effect), warrants to acquire 125,000 shares of Directrix common stock at an exercise price of $3.00 per share.

         As part of the agreement with Loral, the Credit Facility notes held by two executive officers of Directrix, which aggregated $1.65 million at September 20, 2001, were to be cancelled and replaced with $1.65 million face amount of a new Series A senior preferred stock. Directrix was also to issue five year warrants to acquire 200,000 shares of Common Stock with an exercise price of $3.00 to the two officers. Because this aspect of the Restructuring Agreement has not yet taken effect, the Series A Preferred stock and warrants have not been issued and the officers currently retain their $1.65 million of Credit Facility notes.

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

                           PART II - OTHER INFORMATION


Item 1:         Legal Proceedings.

                Directrix was named as a defendant in an action brought by Logix Development Corporation ("Logix") in the Los Angeles County Superior Court (Logix, et. al. v. Emerald Media, Inc., et. al., Case No. BC250732) in May 2001. Logix also named as defendants in the action Spice Entertainment Companies, Inc. and New Frontier Media, Inc. ("New Frontier"). The suit arises out of EMI's sale of its customer list to a wholly owned subsidiary of New Frontier and alleges, among other things, that the sale was in derogation of Logix' rights to the customer list.
                The suit alleges breach of contract, fraud and negligent misrepresentation and Logix is seeking damages in excess of $10 million. Directrix is obligated to defend the suit on behalf of Spice Entertainment Companies, now a subsidiary of Playboy Enterprises, Inc.

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


Item 6:         Exhibits and Reports on Form 8-K.

(a)             Exhibits.

                Exhibit 4.8 - Form of Common Stock Purchase Warrant issued to Andrita Management, LLC. For 200,000 shares. Incorporated by reference to the corresponding exhibit to the Form 10-QSB filed with the Securities and Exchange Commission on November 19, 2001.

                Exhibit 10.22 - Sublease agreement between Playboy Entertainment Group, Inc. and Directrix dated September 20, 2001. Incorporated by reference to the corresponding exhibit to the Form 10-QSB filed with the Securities and Exchange Commission on November 19, 2001.

                Exhibit 10.23 - Letter agreement dated September 19, 2001 between Playboy Entertainment Group, Inc. and Directrix. Incorporated by reference to the corresponding exhibit to the Form 10-QSB filed with the Securities and Exchange Commission on November 19, 2001.

(b)             Reports on Form 8-K.

                None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                    DIRECTRIX, INC.


Dated:   March 25, 2002

                                    By: /s/ Donald J. McDonald, Jr.
                                        ----------------------------------------
                                        Donald J. McDonald, Jr.
                                        President, Director, Chief Financial
                                        Officer and Principal Accounting Officer