Form 10QSB
period 2001-12-31
DIRECTRIX INC
filed 2002-03-25
CIK 1067310

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

Commission file number 000-25111

                                 Directrix, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-4015248
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                    230 Pegasus Avenue, Northvale, NJ  07647
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

Yes        [X]               No        [ ]

Number of shares outstanding of Registrant's Common Stock as of February 28, 2002 was 2,564,098.

                        DIRECTRIX, INC. and SUBSIDIARIES
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
  PART I.     FINANCIAL INFORMATION

   Item 1.    Financial Statements.(*)

              Condensed Consolidated Balance Sheet as of
              December 31, 2001 (Unaudited)........................       3

              Condensed Consolidated Statement of Operations
              for the three and nine months ended December 31, 2001
              and 2000 (Unaudited).................................       4

              Condensed Consolidated Statement of
              Stockholders' Deficit for the nine months ended
              December 31, 2001 (Unaudited)........................       5

              Condensed Consolidated Statement of Cash Flows
              for the nine months ended December 31, 2001
              and 2000 (Unaudited).................................       6

              Notes to Condensed Consolidated Financial
              Statements (Unaudited)...............................    7-15

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations........   16-25

PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings....................................      26

   Item 2.    Changes in Securities and Use of Proceeds............      26

   Item 6.    Exhibits and Reports on Form 8-K.....................      26

              SIGNATURES...........................................      27



(*) The accompanying unaudited financial statements have not yet been reviewed by Directrix' independent auditors. Directrix expects that the review will be completed as soon as practicable.

                                               PART I

ITEM 1:  FINANCIAL STATEMENTS
DIRECTRIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------------

                                                                             Dec 31,
                                                                              2001
                                                                         ---------------
                                                                           (unaudited)
                              ASSETS:
Current assets:
     Cash and cash equivalents........................................     $     17,000
     Marketable securities............................................          282,000
     Accounts receivable, billed......................................          176,000
     Accounts receivable, unbilled....................................           18,000
     Prepaid expenses and other current assets........................          113,000
                                                                         ---------------
                    Total current assets..............................          606,000
Property and equipment, net...........................................        3,232,000
Library of movies, net................................................           81,000
Deferred financing costs..............................................          410,000
Deferred lease costs..................................................          499,000
Other assets..........................................................           31,000
                                                                         ---------------
                    Total assets......................................      $ 4,859,000
                                                                         ===============

               LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
    Accounts payable..................................................      $ 2,745,000
    Transponder lease liability......................................        10,726,000
    Accrued expenses and other current liabilities....................          535,000
    Customer deposits.................................................          287,000
    Interim Financing.................................................          362,000
                                                                         ---------------
                    Total current liabilities.........................        14,655,000

Deferred rent.........................................................           15,000
Revolving line of credit..............................................        4,168,000
Subordinated convertible debentures...................................          906,000
                                                                         ---------------
                    Total liabilities.................................       19,744,000
                                                                         ---------------

Commitments and contingencies

Stockholders' deficit
    Common stock, $.01 par value; authorized 25,000,000 shares;
      2,545,802 shares issued and outstanding at December 31, 2001....           26,000
    Additional paid-in capital........................................       22,923,000
    Deferred Compensation.............................................         (129,000)
    Accumulated other comprehensive loss..............................          (59,000)
    Accumulated deficit...............................................      (37,646,000)
                                                                         ---------------
                    Total stockholders' deficit.......................      (14,885,000)
                                                                         ---------------
                    Total liabilities and stockholders' deficit.......      $ 4,859,000
                                                                         ===============


             The accompanying notes are an integral part of these financial statements.



                                       3

DIRECTRIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS (unaudited)
___________________________________________________________________________________________________________________________________


                                                              THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                                 DECEMBER 31,                                 DECEMBER 31,
                                                           2001                 2000                    2001                 2000
                                                  -------------------------------------        -------------------------------------
Revenues                                            $     518,000        $   1,203,000           $   2,376,000        $   4,013,000
                                                  ----------------     ----------------        ----------------     ----------------

Operating expenses:
    Salaries, wages and benefits..................        847,000              828,000               2,556,000            2,464,000
    Library amortization .........................        130,000              155,000                 406,000              488,000
    Satellite costs ..............................         71,000            1,427,000                 552,000            4,790,000
    Broadband expenses ...........................             --                   --                 660,000              113,000
    Selling, general and administrative expenses .        404,000              499,000               1,220,000            1,767,000
    Depreciation .................................        422,000              353,000               1,120,000            1,051,000
                                                  ----------------     ----------------        ----------------     ----------------
           Total operating expenses ..............      1,874,000            3,262,000               6,514,000           10,673,000
                                                  ----------------     ----------------        ----------------     ----------------

           Loss from operations ..................     (1,356,000)          (2,059,000)             (4,138,000)          (6,660,000)

Other expenses:
    Interest expense .............................       (307,000)            (300,000)             (1,133,000)            (650,000)
    Transponder penalty ..........................             --                   --              (4,620,000)                  --
                                                  ----------------     ----------------        ----------------     ----------------
           Total other expenses ..................       (307,000)            (300,000)             (5,753,000)            (650,000)

                                                  ----------------     ----------------        ----------------     ----------------
           Net loss ..............................  $  (1,663,000)       $  (2,359,000)          $  (9,891,000)       $  (7,310,000)
                                                  ================     ================        ================     ================

Net loss per common share:
    Basic & Diluted ..............................  $       (0.67)        $      (1.06)          $       (4.11)       $       (3.33)
                                                  ================     ================        ================     ================


Weighted average number of common shares outstanding:
    Basic & Diluted ..............................      2,474,032            2,230,002               2,409,396            2,196,585
                                                  ================     ================        ================     ================


                               The accompanying notes are an integral part of these financial statements.



                                       4

DIRECTRIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT of STOCKHOLDERS' DEFICIT (unaudited)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2001
___________________________________________________________________________________________________________________________________



                                                                                  Accumulated
                                     Number             Additional                   Other
                                       of      Common    Paid-in      Deferred   Comprehensive  Accumulated
                                     Shares    Stock     Capital    Compensation     Loss         Deficit       Total
                                    --------- -------- ------------ ------------ ------------- ------------- ------------
Balance at March 31, 2001 ........  2,239,785 $ 23,000 $ 21,170,000 $        --  $        --   $(27,755,000) $(6,562,000)

    Restricted stock issued
     in connection with
     salary reductions ...........    163,655    2,000      473,000    (129,000)          --             --      346,000

    Intrinsic value of
     benenficial conversion
     feature of debentures .......         --       --      438,000          --           --             --      438,000

    Stock issued in connection
     with PIK credit facility
     interest ....................    106,726    1,000      272,000          --           --             --      273,000

    Stock issued in connection
     with PIK interim financing
     interest ....................     35,636       --       87,000          --           --             --       87,000

    Adjust value of stock issued
     in connection with credit
     facility interest to fair
     market value ................         --       --       (8,000)         --           --             --       (8,000)

    Warrants issued in connection
      with the West Coast
      facility ...................         --       --      224,000          --           --             --      224,000

    Warrants issued in connection
     with credit facility ........         --       --      267,000          --           --             --      267,000

    Net loss .....................         --       --           --          --           --     (9,891,000)  (9,891,000)

    Comprehensive loss due to
     decline in market
     value of marketable
     securities ..................         --       --           --          --      (59,000)            --      (59,000)
                                                                                                             ------------
    Comprehensive loss ...........         --       --           --          --           --             --   (9,950,000)
                                                                                                             ------------
                                    --------- -------- ------------ ------------ ------------- ------------- ------------
Balance at December 31, 2001 .....  2,545,802 $ 26,000 $ 22,923,000 $  (129,000) $   (59,000)  $(37,646,000)$(14,885,000)
                                    ========= ======== ============ ============ ============= ============= ============


                          The accompanying notes are an integral part of these financial statements.



                                       5

DIRECTRIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
___________________________________________________________________________________________________________________________________



                                                                            Nine months ended December 31,
                                                                               2001               2000
                                                                         ----------------    ----------------
Cash flows from operating activities:
    Net loss ...........................................................   $ (9,891,000)       $ (7,310,000)
                                                                         ----------------    ----------------

Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation of property and equipment .............................      1,120,000           1,051,000
    Amortization of library of movies ..................................        406,000             488,000
    Amortization of deferred financing costs ...........................        237,000             233,000
    Bad debt expense ...................................................         38,000             200,000
    Non-cash rent expense ..............................................        (34,000)            (20,000)
    Non-cash interest for beneficial conversion feature of debentures ..        438,000                  --
    Non-cash interest for PIK of credit facility interest ..............        265,000                  --
    Amortization of non-cash interest for PIK of interim financing notes         11,000                  --
    Deferred compensation ..............................................        346,000                  --
    Increase in transponder penalty ....................................      4,620,000                  --
    Changes in assets and liabilities:
         Decrease (increase) in accounts receivable ....................        382,000            (337,000)
         Increase in prepaid expenses and other current assets .........        (55,000)                 --
         Decrease in other assets ......................................        136,000              51,000
         Increase in deferred lease costs ..............................       (275,000)                 --
         Increase in accounts payable, accrued expenses and other
           current liabilities..........................................      1,511,000           3,589,000
         (Decrease) increase in customer deposits ......................       (107,000)            110,000
         Increase in other liabilities..................................         31,000                  --
                                                                         ----------------    ----------------
                   Total adjustments ...................................      9,070,000           5,365,000
                                                                         ----------------    ----------------

                                                                         ----------------    ----------------
                   Net cash used in operating activities ...............       (821,000)         (1,945,000)
                                                                         ----------------    ----------------

Cash flows from investing activities:
         Purchase of property and equipment ............................       (173,000)           (373,000)
                                                                         ----------------    ----------------
                   Net cash used in investing activities ...............       (173,000)           (373,000)
                                                                         ----------------    ----------------

Cash flows from financing activities:
         Officer loans .................................................         (8,000)                 --
         Borrowings under revolving line of credit .....................          2,000           2,121,000
         Proceeds from issuance of subordinated convertible debentures .        500,000                  --
         Proceeds from issuance of interim financing notes .............        438,000                  --
                                                                         ----------------    ----------------
                   Net cash provided by financing activities ...........        932,000           2,121,000
                                                                         ----------------    ----------------


Net decrease in cash and cash equivalents ..............................        (62,000)           (197,000)
Cash and cash equivalents, beginning of the period .....................         79,000             324,000
                                                                         ----------------    ----------------
Cash and cash equivalents, end of the period ...........................   $     17,000        $    127,000
                                                                         ================    ================


Supplemental disclosures of cash flow information:
         Cash paid during the period for:
                   Interest ............................................   $    118,000        $    245,000
                                                                         ================    ================


Supplemental schedule of non-cash investing and financing activities:
         Reduction of accounts receivable in exchange for
           marketable securities .......................................   $   (342,000)       $         --
         Warrants issued in connection with the West Coast facility ....   $    224,000        $         --
         Warrants issued in connection with the credit facility ........   $    267,000        $         --

         Adjustment to value of warrants issued in connection with the
           revolving line of credit ....................................   $         --        $    (15,000)


                       The accompanying notes are an integral part of these financial statements.



                                       6

DIRECTRIX, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE & NINE MONTHS ENDED DECEMBER 31, 2001 (unaudited)
--------------------------------------------------------------------------------

1. Basis of Presentation. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Furthermore, the accompanying unaudited financial statements have not yet been reviewed by Directrix' independent auditors. Directrix expects that the review will be completed as soon as practicable. In the opinion of management, all adjustments consisting of normal recurring accruals, considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Directrix' Annual Report for the year ended March 31, 2001 as filed with our Form 10-KSB.

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

3. Financial Condition & Liquidity. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Directrix as a going concern. However, since becoming a stand-alone company on March 15, 1999, Directrix incurred net losses of $6.1 million and $10.3 million for the years ended March 31, 2000 and March 31, 2001, respectively, and a net loss of $9.9 million for the nine months ended December 31, 2001. At December 31, 2001, Directrix has a working capital deficiency of $14.0 million. These matters raise substantial doubt about Directrix' ability to continue as a going concern. Directrix' continued existence is dependent upon several factors, including management's ability to successfully implement the restructuring plan described below and its ability to generate operating cash flow through the successful execution of its long-term business plan. To date, management has not yet secured the consent of Loral SpaceCom Corporation ("Loral"), which is one of the parties to a July 13, 2001 letter agreement and term sheet (the "Settlement Agreement") (described in Note 4, "Termination of Directrix' Transponder Services Agreement"), to the final phase of the restructuring plan which is a precondition to Directrix' ability to raise needed capital. If management is unable to secure the required consent, Directrix will be forced to pursue other alternatives which may include filing a petition under the Bankruptcy Code. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should Directrix be unable to continue in existence. Management's plans and intentions in regard to this matter are described below in Note 4.

4. Restructuring Plan. Management developed and is in the process of implementing a multi-phase restructuring plan. The restructuring plan addresses the areas that management believes are critical to the realization of Directrix' short and long-term plans which include (i) the termination of Directrix' transponder services agreement, (ii) the establishment of the West Coast Facility, (iii) the transition of its existing business to the West Coast Facility and attracting new business, (iv) the restructuring of Directrix' capital structure and (v) securing new financing. As noted above in Note 3, management has not yet secured the consent of Loral, which is one of the parties to the Settlement Agreement (described immediately below), to the final phase of the restructuring plan which is a precondition to Directrix' ability to raise needed capital. If Directrix is unable to implement the final phase of the restructuring plan and thereby secure new financing, it may forced to file a petition under the Bankruptcy Code.

         Termination of Directrix' Transponder Services Agreement. In May 2001,
Directrix   terminated  its  Agreement  for  SkyNet  Transponder   Services
("Transponder Agreement") with Loral and transferred its transponder service customers to Loral. When the Transponder Agreement was terminated, Directrix owed Loral approximately $6.1 million for past due service fees and a $4.6 million early termination charge. The parties entered into a Settlement Agreement which provided for Loral to extinguish its receivable and the early termination charge in exchange for Directrix' issuance to Loral of: (i) a $1.65 million note under Directrix' $4.5 million credit facility (the "Credit Facility"), (ii) $3.0 million face amount of a new Series B junior preferred stock ("Series B Preferred") which has not yet been issued and (iii) a five-year warrant to acquire 200,000 shares at an exercise price of $3.00 per share. The terms of the Series B Preferred if and when issued are described below in Note 6.

         The Settlement Agreement was to take effect with the consummation of the Playboy Transaction on September 20, 2001 but was contingent upon the parties entering into definitive documentation by January 14, 2002. To date, the parties have not entered into definitive documentation or agreed to extend the drop-dead date of the Settlement Agreement. In addition, Loral and Directrix have been unable to agree on the terms of the global restructuring as it impacts Loral. While Directrix is prepared to extend the term of the Settlement Agreement, it will do so only if Loral and Directrix can agree on the terms of the global restructuring. As a consequence of the foregoing, the Settlement Agreement as it impacts Loral is not currently in effect.

         Management terminated the Transponder Agreement because (i) Emerald Media ("EMI"), Directrix' major customer of subleased transponder services, had failed to pay in full amounts owed for transponder services and ultimately ceased operations and (ii) it believed that the direct leasing of satellite transponders no longer fit into Directrix' long-term plans. By terminating the Transponder Agreement, Directrix eliminated its largest recurring monthly charge.

         Directrix recognized $0.8 million and $2.7 million, respectively, of revenue attributable to the leasing of transponders for the three and nine months ended December 31, 2000 of which $0.7 million and $2.3 million, respectively, related to Emerald Media, Inc. ("EMI"). As a result of the May 2001 termination of the Transponder Agreement, Directrix recognized approximately $0.1 million of revenue from transponder leasing for the nine months ended December 31, 2001.

         Establishment of the West Coast Facility. Management believes that the establishment of the West Coast Facility is critical to the realization of its long-term business plan. To finance the acquisition, renovation and outfitting of the West Coast Facility Directrix entered into a three party letter of intent with Kingston Investors Corp. ("Kingston") and Playboy, under which Kingston agreed to purchase the building and make improvements to the property and enter into a triple net lease of the property with Directrix for fifteen years. During final negotiation, the transaction was restructured and under the revised arrangement among the parties, Kingston acquired the property on September 20, 2001 and triple net leased the property to Playboy under a 15 year Master Lease. Playboy then subleased, on a triple net basis, approximately 55% of the property to Directrix under a 15-year Sublease that provides for monthly sublease payments of approximately $100,000 in the first year increasing 3% per year for the first 10 years. For the last five years of the sublease, the sublease payment will be 110% of the tenth year payment. Directrix is required to pay its proportionate share of the insurance, real estate taxes and operating expenses of the facility. The Sublease commences in stages; rent on Studio A commences 30 days after Kingston delivers Studio A renovated in accordance with specifications set forth in the Master Lease, anticipated to occur in the calendar quarter ended September 30, 2002; the balance commences 30 days after the remainder of the subleased premises are renovated in accordance with the work letter attached to the Master Lease.

         On September 19, 2001, the parties executed a binding agreement under which Directrix will provide to Playboy network origination, studio facilities and related technical services in consideration of Playboy's payment of the service fees provided for in the most recent draft of the Master Services Agreement. In the September 19th agreement the parties agreed to execute the long form Master Services Agreement once the financing arrangements for the equipment and integration services associated with outfitting the West Coast
Facility were finalized. The letter agreement also provides for Directrix to manage the West Coast Facility and charge back to Playboy its proportionate share of the operating expenses.

         Under the Master Services Agreement, the minimum monthly service payments will be $257,500 per month, increasing 3% per year. Directrix will begin providing studio services when Studio A is operational in accordance with technical specifications set forth in an exhibit to the Master Services Agreement, anticipated to occur approximately 30 days after Kingston delivers a renovated Studio A. Network origination services will commence when Directrix is capable of originating the networks from the West Coast Facility. Playboy granted Directrix a right of first refusal to provide substantially all of its technical service needs.

         In July 2001, Playboy acquired the four networks operated by Califa and VODI. Directrix will provide network origination services for theses four networks in addition to providing network origination services for all of Playboy's other networks from the West Coast Facility. The parties agreed to extend the existing service agreements until the networks are originated from the West Coast Facility. When the parties execute the Master Services Agreement, Directrix will issue a warrant to Playboy to acquire 650,000 shares of its common stock at an exercise price of $3.45 per share.

         Under the Master Services Agreement, Directrix is to provide equipment, integration and technical improvements necessary to provide the services under the agreement when the facility is operational. To finance the equipment and improvements, Playboy has entered into a Memorandum of Understanding with Sony Financial Services, LLC ("SFS") under which SFS will provide between $7.0 million and $8.0 million of equipment lease financing (including system integration fees and maintenance agreements) for the facility. The parties are currently finalizing the amount of financing to be provided. Directrix will have the right to use the equipment on a pass-through basis under an agreement currently being finalized with Playboy. There can be no assurances that the equipment lease financing arrangements will be finalized.

         Directrix has recorded approximately $500,000 of expenses attributable to the establishment of the West Coast facility including legal fees, financing fees and the issuance of warrants to Kingston as part of its fee. These amounts have been capitalized as deferred lease costs on the accompanying balance sheet and will be amortized over the 15-year term of the Master Services Agreement.

         Transition of its Existing Business to the West Coast Facility and Attract New Business. Although Playboy will serve as the anchor tenant for the West Coast Facility, the facility will have the capacity to provide network origination, studio facilities and other technical services to additional customers and will have two additional studios that will only be partially utilized by Playboy. Management intends to transition Directrix' existing service agreements for the networks operated by Playboy (including the networks formerly owned by Califa and VODI) to the West Coast Facility, and anticipates providing services to additional customers from the facility.

         After transitioning Directrix' existing service agreements for the networks operated by Playboy to the

West Coast Facility, Directrix will have substantial unused capacity at its Northvale facility. Management would prefer to maintain the Northvale facility and have operation centers on both coasts and is currently exploring several options for the productive utilization of the facility, including diversifying its East Coast customer base or subleasing the facility to a third party. There can be no assurances that Directrix will be successful in obtaining new business sufficient to maintain operation centers on both coasts or finding a lessee for the Northvale facility.

         Restructuring of the Credit Facility and Settlement Agreement.Directrix is attempting to complete a global restructuring of its capital structure and raise additional capital. To date, management has not yet secured the required consent of Loral, which is one of the parties to the Settlement Agreement, to the proposed restructuring plan. If management is unable to secure the consent of all the parties, Directrix may be forced to file a petition under the Bankruptcy Code. The status of these negotiations and Directrix' options should it be unable to implement the restructuring plan are described below in Proposed Global Restructuring and New Financing.

         In July 2001, Directrix entered into a Settlement Agreement with Loral which also modified the terms of the Credit Facility. As noted above, the Settlement Agreement was to take effect with the consummation of the Playboy Transaction on September 20, 2001 but was contingent upon the parties entering into definitive documentation by January 14, 2002. To date, the parties have not entered into definitive documentation or agreed to extend the drop-dead date of the Settlement Agreement. While those aspects of the Restructuring Agreement that deal with Loral's agreement to extinguish its receivable and early termination charge have not taken effect, the aspects of the Restructuring Agreement that modified the Credit Facility have taken effect.

         As of December 31, 2001, Directrix had drawn down $4.2 million under the Credit Facility. While the Credit Facility was to mature on March 15, 2002, Directrix could not draw down any further advances after March 15, 2001. The Credit Facility was secured by a first lien on all of Directrix' assets. To facilitate the agreement with Loral and enhance Directrix' ability to attract new capital, Directrix negotiated a restructuring of the Credit Facility as part of the Settlement Agreement. Under the Settlement Agreement, the holders of the Credit Facility agreed to (i) extend the maturity date by one year until March 31, 2003, (ii) permit Directrix to pay in kind ("PIK") the interest payment with shares of Directrix common stock ("Common Stock") and (iii) revise the stockholders' equity covenant. In consideration of the foregoing, Directrix issued to the holders of the Credit Facility, excluding Loral and the two executive officers of Directrix who agreed to swap their portion of the Credit Facility for a new Series A of senior preferred stock ("Series A Preferred") and warrants to acquire 200,000 shares of Common Stock (which have not yet been issued as described below), warrants to acquire 125,000 shares of Common Stock at an exercise price of $3.00 per share. As noted above, the Settlement Agreement was to take effect on the consummation of the Playboy Transaction which occurred on September 20, 2001.

         Under the Settlement Agreement, the Credit Facility notes held by two
executive  officers  of  Directrix,   which  aggregated  $1.65  million  at
September 20, 2001, were to be cancelled and replaced with $1.65 million face amount of a Series A Preferred. Directrix was also to issue five year warrants to acquire 200,000 shares of Common Stock with an exercise price of $3.00 to the two officers. Because this aspect of the Restructuring Agreement has not yet taken effect, the Series A Preferred and warrants have not been issued and the officers currently retain their $1.65 million of Credit Facility notes.
The terms of the Series A Preferred  if and when issued are  described  below in
Note 6.

         The holders of the Credit Facility agreed to permit Directrix to PIK the interest payment owed on the Credit Facility with shares of Common Stock for the period from June 1, 2001 through September 19, 2001. (Under the Settlement Agreement, Directrix can PIK the interest on the Credit Facility on a going forward basis.) Directrix issued 53,230 shares of Common Stock with an aggregate fair market value of $156,000 as the PIK interest payment for the period from June 1, 2001 through September 30, 2001 and issued 54,500 shares of Common Stock with an aggregate fair market value of $117,156 as the PIK interest payment for the three months ended December 31, 2001. The PIK interest payments are accounted for at its fair market value on the accompanying statement of stockholders' deficit.

         Proposed Global Restructuring and New Financing. The final phase of management's plan is to locate a new source of working capital. Management forecasts that Directrix will require additional funding to complete the buildout of the West Coast Facility and to provide for the deficiency in working capital until Directrix generates operating cash flow. Directrix had initially planned to put the West Coast facility into operation during the first calendar quarter of 2002 but because of delays in finalizing the Playboy Transaction, this date has been pushed back into the third calendar quarter of 2002. The delay in the completion of the West Coast facility has heightened Directrix' need for additional funding.

         As a preliminary step, Directrix secured an aggregate of $611,500 of interim financing ("Interim Financing") in a private placement to existing shareholders and investors of which $437,500 was placed during the three months ended December 31, 2001 and the balance during the next two months. The terms of the Interim Financing include a one year note secured by a perfected first lien on Directrix' assets. (Under a letter agreement dated October 28, 2001, the Credit Facility holders agreed to subordinate their security interest to the Interim Financing holders' first lien.) The interim financing notes bear 20% interest payable upfront in shares of Directrix common stock which Directrix is recognizing as interest expense over the term of the notes. During the three months ended December 31, 2001, Directrix issued 35,635 shares of Common Stock as payment of interest on the notes and discounted the principal value of the notes by the unamortized portion of the interest expense. During the two months ended February 2002, Directrix issued 18,297 shares of Common Stock as payment of interest on the notes.

         To date, management has been unable to secure financing beyond the Interim Financing, and believes that it will not be able to secure additional financing unless it can first restructure its capital structure. Directrix proposed a comprehensive restructuring plan that would convert the interests of the holders of the Interim Financing, Credit Facility, Debentures (as described below in Note 5) and Series A and Series B Preferred into Common Stock. These steps were based on the assumption that all of the terms of the Settlement Agreement would be in effect. As part of this plan, Directrix would implement a revised business plan which provided for, among other things, further reductions in its executives' salaries.

         If Directrix was able to implement a restructuring plan along the lines described above, Directrix could have secured preliminary commitments for $2.0 million of new financing. However, Directrix has not yet secured the consent of Loral, which is one of the parties to the Settlement Agreement, and has been forced to consider other options, including filing a petition under the Bankruptcy Code. If Directrix is forced to file a bankruptcy petition, its business will most likely be adversely affected. Moreover, there is no assurance that Directrix will be able to file a reorganization plan that will enable it to remain in business and it may be forced to cease operations and liquidate.

         Even if Directrix is able to implement a restructuring plan along the lines described above and secure new financing, there is no assurance that Directrix will be able to realize its long-term business plan and achieve profitability. Moreover, there can be no assurance that the successful implementation of the business plan will improve operating results and/or result in Directrix achieving profitability. There also can be no assurance that unforeseen circumstances could prevent Directrix from achieving its goal.

5. Subordinated Convertible Debentures. Directrix placed $500,000 of convertible debentures ("Debentures") in an offering completed on June 30, 2001. In July 2001, Directrix offered up to $600,000 of a second series of convertible debentures with the same terms as the Debentures. Through December 31, 2001, Directrix placed $375,000 of Debentures from the second series; $50,000 of Debentures were issued to an executive officer of Directrix.

         The Debentures are convertible into shares of Common Stock at any time, at the option of the holders, at a conversion rate of $1.50 per share of Common Stock. The conversion rate is subject to anti-dilution protection for stock splits, stock dividends, stock reclassifications and mergers. Directrix can require conversion at any time if the average trading price of its common stock is over $5.00 for any ten consecutive trading days prior to maturity. The Debentures mature on March 31, 2003, are senior to all of Directrix' other obligations other than the Credit Facility and Interim Financing and bear interest at 6% per annum, payable at maturity. Directrix can elect to PIK the interest payment in Common Stock in lieu of a cash interest payment. Directrix granted the Debenture holders' registration rights for the shares of common stock into which the Debentures are convertible and has committed to file the registration statement during the year ended March 31, 2002.

         During the three and nine months ended December 31, 2001, Directrix recorded non-cash interest expense attributable to the intrinsic value of the beneficial conversion feature of the convertible debentures of $125,000 and $437,500, respectively, based on the difference between the conversion price and the fair market value of Directrix common stock on the February 28, 2001 and July 16, 2001 commitment dates. Through December 31, 2001, Directrix recorded an aggregate of $31,000 of accrued interest attributable to the first and second series of the Debentures. As discussed above in Note 4, Directrix proposed converting the Debentures into Common Stock as part of the proposed global restructuring.

6. Preferred Stock. The Restructuring Agreement sets forth the terms of the Series A and Series B Preferred to be issued if and when the portion of the Restructuring Agreement relating to the extinguishment of the Loral receivable and early termination charge takes effect. If this occurs, Directrix will issue $1.65 million of Series A Preferred to two of Directrix' executive officers and $3.0 million of Series B Preferred to Loral. As noted above in Note 4, Directrix has not yet issued the preferred stock and this aspect of the Settlement Agreement has not taken effect. Under the proposed global restructuring (described in Note 4), all aspects of the Settlement Agreement will take effect; the Series A and B Preferred will be deemed issued and converted into Common Stock. If issued, the Series A Preferred will bear a 6% cumulative dividend which Directrix may, at its option, PIK in Common Stock, will be senior in liquidation preference to the Series B Preferred and will be convertible at $1.50 per share. The conversion price will be subject to standard anti-dilution adjustments for stock splits and dividends and recapitalizations, and adjustments for issuances of Common Stock or convertible securities with an issue or conversion price less than the Series A Preferred conversion price. The Series A Preferred will also be entitled to vote on an as converted basis and the holders will have the right to appoint two members to the Directrix Board of Directors. The holders of the Series A Preferred will have the right to demand redemption after 10 years or upon change in control of Directrix (such as if a person or group acquires more than 35% of the outstanding voting securities). Directrix will have the option of paying the redemption price in cash or as a PIK in Common Stock. If issued, the Series B Preferred will have the same terms as the Series A Preferred except that it will be junior to the Series A Preferred on liquidation preference, will have a $3.00 per share conversion price which will be subject to volume weighted adjustment for issuances of Common Stock or convertible securities with an issue or conversion price less than the Series B Preferred conversion price, and will have no voting rights or rights to appoint Board members.

7.       Warrants. As part of the fee arrangement for assisting with the
Playboy Transaction, Directrix issued to Kingston a five-year warrant to acquire 100,000 shares of Directrix common stock at an exercise price of $2.90 per share, the fair market value of Directrix stock on the grant date. The aggregate fair market value of the warrants (preliminarily determined by management using the Black-Scholes pricing model) amounts to approximately $0.2 million and is capitalized as a deferred lease cost on the accompanying balance sheet. As noted above in Note 4, Directrix has committed to issue to Playboy upon execution of the Master Services Agreement, a five year warrant to acquire 650,000 shares at an exercise price of $3.45 per share. As noted above in Note 4 and as part of the Settlement Agreement, Directrix issued five year warrants to acquire 125,000 shares of Directrix common stock to the Credit Facility holders. Directrix will also issue warrants to acquire 200,000 shares to each of Loral and the two executive officers of Directrix (as a group) if and when the Restructuring Agreement as it relates to the extinguishment of the Loral receivable and early termination charge takes effect. All of the warrants have an exercise price of $3.00 per share. The aggregate fair market value of
the   warrants   (preliminarily   determined   by   management   using  the
Black-Scholes pricing model) issued to the Credit Facility holders amounts to approximately $0.3 million and is being amortized over the term of the Credit Facility. The final determination of the valuation of the warrants described above will be based on an analysis done by Directrix.

8. Net Loss per Share. Net loss per share for the three and nine months ended December 31, 2000 and December 31, 2001 are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Since Directrix reported a loss before extraordinary item for all periods presented, basic and diluted earnings per share exclude dilution and are computed by dividing net loss attributable to common shareholders by the weighted-average common shares outstanding for the period. Options, warrants and convertible debentures were excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. Directrix had 280,886 and 312,973 common stock options outstanding as of December 31, 2001 and December 31, 2000, respectively. At December 31, 2001 and 2000, all common stock purchase warrants were exercised except for the warrants described above in Note 7.

9. Significant Customers; Litigation. In May 2001, EMI (which was Directrix' major customer) shut down its networks, and sold its customer list to its largest competitor, a wholly owned subsidiary of New Frontier Media, Inc. ("New Frontier"), for cash and 94,137 shares of New Frontier stock. Directrix entered into an agreement with EMI dated May 1, 2001 that provided for the extinguishment of the option Directrix held to acquire the business or assets of EMI (the "EMI Option") and for EMI's transfer of the cash and stock proceeds from the sale of its customer list to Directrix in settlement of the EMI receivable which amounted to approximately $0.6 million. At May 1, 2001, the 94,137 shares of New Frontier stock were recorded at a value of $3.63 each, which was the per share market value, aggregating approximately $0.3 million of marketable securities. During the nine months ended December 31, 2001, Directrix recorded approximately $0.1 million of cash basis revenue associated with recovery of amounts owed in excess of the EMI receivable.

         In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on May 1, 2001, Directrix classified the 94,137 shares of New Frontier stock as "available for sale securities." At December 31, 2001, the 94,137 shares of New Frontier stock were recorded at a value of $3.00 each, which was the per share market value. In accordance with SFAS No. 130, "Reporting Comprehensive Income," the $59,000 loss associated with the decrease in per share market value through December 31, 2001 is classified as equity in the accompanying balance sheet under "Accumulated other comprehensive loss."

         EMI had acquired some of its networks from Logix Development Corporation ("Logix") under an agreement dated January 18, 1997. Under that agreement, EMI engaged Logix to operate its call center for the EMI networks.
After the sale of the customer list to the New Frontier subsidiary, Logix brought an action in the Los Angels County Superior Court (Logix, et. al. v. Emerald Media, Inc., et. al., Case No. BC250732) in May 2001, naming Directrix as a defendant to the suit. Logix also named as defendants in the action Spice (now a subsidiary of Playboy Enterprises, Inc.) and New Frontier. The suit alleges, among other things, that the sale of the customer list to New Frontier was in derogation of Logix' rights to the customer list. The suit alleged breach of contract, fraud and negligent misrepresentation. Logix was seeking damages in excess of $10 million. Directrix is obligated to defend the suit on behalf of Spice.


         On July 12, 2001, New Frontier filed a cross complaint against Logix, EMI, Roger Faherty and Donald McDonald, Directrix' Chief Executive Officer and President, respectively, and Daniel J. Barsky, counsel to EMI in the New Frontier transaction. The cross complaint alleges, among other things, that EMI breached its representations and warranties concerning its rights to the customer list and that Messrs. Faherty, McDonald and Barsky had misrepresented EMI's rights to the customer list. Directrix has undertaken the defense of the cross complaint on behalf of Messrs. Faherty, McDonald and Barsky. Subsequently, Mr. Barsky was dismissed from the action. A June hearing is scheduled.

         On March 7, 2002 Logix filed a Motion for Leave to Amend Complaint which proposed to add new parties to the action and additional causes of action. Logix is now seeking damages of not less than $90 million plus exemplary damages. Directrix believes the Logix suit and the New Frontier cross complaint are without merit and is engaged in a vigorous defense of the action.

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

         In consideration of their agreement to continue the salary reductions through March 31, 2002, the Compensation Committee awarded Messrs. Faherty, McDonald and Kirby 96,552, 11,948 and 10,903 restricted shares, respectively, of Directrix common stock under a restricted stock plan which provides for vesting of the shares on March 31, 2003 if the holders are then employed by Directrix. In consideration of the additional salary reduction that took effect on May 1, 2001, the Compensation Committee granted each of the executives 11,063 restricted shares of Directrix common stock under the restricted stock plan described above. All the shares of restricted stock were issued on May 1, 2001. Directrix recorded approximately $475,000 of deferred compensation, of which $345,000 was expensed at December 31, 2001. The remaining amounts will be amortized over the remainder of the fiscal year.

         Effective February 1, 2002, Mr. Faherty's employment agreement was amended and restated. Under the amended agreement, the term of Mr. Faherty's employment will expire on March 31, 2004 (his previous agreement had a five-year rolling term) and his salary was fixed at $180,000 per annum. If Mr. Faherty is required to relocate to Los Angeles, Directrix and Mr. Faherty agreed to negotiate in good faith a relocation allowance and an adjustment in Mr. Faherty's compensation.

         Under the proposed global restructuring described above in Note 4, senior executives have agreed to further salary reductions.

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

         In May 2000, Directrix entered into a four-month agreement with an individual who, at the time, was a one of its non-employee directors to provide various consulting services to Directrix. In consideration for providing these services, Directrix agreed to pay an aggregate of $20,000 over the term of the agreement.

11. Library of Movies. Directrix capitalizes the acquisition costs for the rights to movie titles purchased or licensed. The acquisition costs are amortized on a straight-line basis over the shorter of the useful life or the license period, ranging from one to five years. Effective April 1, 2000, Directrix reduced the estimated life of its library of movies to two years.

12. Explicit Rights Agreement. As part of the Merger and under an Explicit Rights Agreement, Directrix was to receive a royalty free license of the explicit rights for distribution in the domestic C-band market and via the Internet for adult movies licensed by Playboy under Spice's license agreements which Playboy succeeded to after the Merger where the adult licensors executed licensor consents. Approximately 30 adult licensors executed licensor consents. Directrix was unable to secure theses rights because Playboy acquired these rights itself, refused to make these rights available to Directrix and/or frustrated Directrix' efforts to secure these rights. Directrix noticed Playboy of its breach of the Explicit Rights Agreement shortly after the Merger and most recently in December 2001 and to date Playboy has not cured the breach. Directrix estimates that its damages attributable to the failure to receive the C-band Explicit Rights and the Internet Explicit Rights are substantial. Directrix is attempting to negotiate a resolution of this matter with Playboy.

13. Recent Accounting Pronouncements. In August 2001, the FASB issued statement of Financial Accounting Standard No.144 "Accounting for the Impairment or Disposal of Long Lived Assets", ("SFAS144"). This statement is effective for fiscal years beginning after December 15, 2001 and will commence on April 1, 2002 for Directrix. This supercedes SFAS 121, while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

14.      Litigation - Collection Actions. Directrix is a party to several
collection   actions.   The  amount  sought  to  be  recovered   aggregates
approximately $217,000. The largest amount sought is in a suit instituted by the Xerox Corporation in the Supreme Court of the Sate of New York filed February 4, 2002 which seeks damages of approximately $82,000 plus counsel fees and is attributable to alleged breaches of leases for office equipment. The other suits seek damages of amounts less than $50,000. Directrix intends to contest these suits and/or seek to settle these and other outstanding payables. There are no assurances that Directrix will be able to negotiate favorable terms on which to settle these amounts. Directrix has not filed or paid its employment withholding taxes since September 30, 2001. The amount, exclusive of any penalties which may be assessed, is recorded as an other current liability on the accompanying balance sheet.

DIRECTRIX, INC. AND SUBSIDIARIES
ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Except for the historical information contained therein, the matters discussed in "Management's Discussion and Analysis of Financial Condition and Results
of Operations" are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Directrix or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the Securities and Exchange Commission, press releases or statements made with the approval of an authorized Directrix executive officer. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "projects," "intends," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond Directrix' control.

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

         Directrix is in the process of building out a 109,000 square foot teleport, master control, and soundstage complex in Los Angeles (the "West Coast Facility"). Under a transaction which was completed on September 20, 2001, Directrix will provide network origination and production services, digital archiving, studio facilities and personnel, and production and post-production offices to Playboy at the facility over a 15-year term (collectively, the "Playboy Transaction"). In June 2001, Playboy acquired the four networks operated by Califa Entertainment Group, Inc. ("Califa") and its affiliate VOD, Inc. ("VODI") and Directrix will continue to provide network origination services for these networks under its 15-year agreement with Playboy.

Results of Operations

         Basis of Presentation. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Furthermore, the accompanying unaudited financial statements have not yet been reviewed by Directrix' independent auditors. Directrix expects that the review will be completed as soon as practicable.

         Revenues. Total revenue for the nine and three months ended
December 31, 2001 decreased by approximately $1.6 million and $0.7 million, respectively, as compared to the same periods in 2000. The decrease in revenue for the nine months ended December 31, 2001 was primarily attributable to a decrease in revenue from EMI of $2.5 million, offset by the inclusion of revenue attributable to broadband services of $0.7 million and revenue from additional networks operated by Playboy and Califa of $0.2 million for the nine months ended December 31, 2001.

         The inclusion of broadband revenue was attributable to Directrix' resale of Internet media delivery services provided by Akamai Technologies, Inc. ("Akamai") under an Amended and Restated Akamai Reseller Agreement dated August 15, 2000, as amended (the "Reseller Agreement"). The parties had disputes concerning services and payments which could not be resolved and on July 30, 2001, the Reseller Agreement was terminated. As a result of the termination, Directrix ceased providing broadband services and will not have broadband revenue until a replacement services provider can be found and customers secured. There can be no assurance that Directrix will be successful in securing a replacement broadband services provider or whether the terms on which such services can be secured will be acceptable or whether Directrix can again attract customers for these services.

         For the nine and three months ended December 31, 2001, revenue from video-on-demand services increased by $0.2 million and $0.1 million, respectively, as compared to the corresponding periods in 2000.

         The decrease in revenue for the three months ended December 31, 2001 was primarily attributable to a decrease in revenue from EMI of $0.8 million which related to the shut down of the EMI networks. In May 2001, EMI (which was Directrix' major customer) shut down its networks, and sold its customer list to its largest competitor, a wholly owned subsidiary of New
Frontier Media, Inc. ("New Frontier"), for cash and 94,137 shares of New Frontier stock. Directrix entered into an agreement with EMI that provided for the extinguishment of the EMI Option and for the settlement of the EMI receivable, which amounted to approximately $0.6 million, in consideration of EMI's transfer of the cash and stock proceeds from the sale of its customer list to Directrix. At May 1, 2001, the 94,137 shares of New Frontier stock were recorded at a value of $3.63 each, which was the per share market value, aggregating approximately $0.3 million of marketable securities. For the nine months ended December 31, 2001, Directrix recorded approximately $0.1 million of cash basis revenue associated with recovery of amounts owed in excess of the EMI receivable.

         Salaries, Wages and Benefits. Salaries, wages and benefits for the nine months ended December 31, 2001 increased by $0.1 million as compared to the same period in 2000. The increase in salaries, wages and benefits was primarily attributable to the recording of compensation expense associated with the issuance of restricted stock issued in consideration of salary reductions taken by key executives during the nine months ended December 31, 2001, which exceeded the amount that would have been recorded had the executives received cash compensation.

         Salaries, wages and benefits for the three months ended December 31, 2001 were comparable to salaries, wages and benefits for the same period in 2000. Decreases in salaries, wages and benefits during the three months ended December 31, 2001 were offset by the recording of compensation expense associated with the issuance of restricted stock for the salary reductions described above.

         Library Amortization. Library amortization for the nine and three months ended December 31, 2001 was comparable to library amortization for the same periods in 2000.

         Satellite Costs. Satellite costs for the nine and three months ended December 31, 2001 decreased by approximately $4.2 million and $1.4 million, respectively, as compared to the same periods in 2000. The decrease in satellite costs was primarily attributable to the termination of Directrix' Agreement for SkyNet

Transponder Services ("Transponder Agreement") with Loral SpaceCom Corporation ("Loral") in May 2001, as more fully described in "Liquidity and Capital Resources, Restructuring Plan, Termination of Directrix' Transponder Agreement."

         Broadband Expenses. Broadband expenses for the nine months ended December 31, 2001 increased by approximately $0.5 million as compared to the same period in 2000. The increase in broadband expenses was attributable to Directrix' resale of Internet media delivery services provided by Akamai under the Reseller Agreement. As noted above, the parties terminated the Reseller Agreement on July 30, 2001 and Directrix did not incur any broadband expenses for the three months ended December 31, 2001.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine and three months ended December 31, 2001 decreased by approximately $0.5 million and $0.1 million, respectively, as compared to the nine and three months ended December 31, 2000. The decrease in selling, general and administrative expenses was attributable to decreases in various expenses including bad debt expense, production costs, public relation costs, convention and trade show costs and office cleaning costs.

         Depreciation of Fixed Assets. Depreciation of fixed assets for the nine and three months ended December 31, 2001 increased by approximately $0.1 million as compared to the corresponding periods in 2000. The increase in depreciation of fixed assets was primarily attributable to accelerated depreciation relating to the relocation of the executive offices to Northvale, New Jersey in December 2001.

         Interest Expense. Interest expense for the nine months ended December 31, 2001 increased by approximately $0.5 million as compared to the nine months ended December 31, 2000. The increase in interest expense was primarily attributable to the recording of non-cash interest associated with the intrinsic value of the beneficial conversion feature of the convertible debentures issued during the nine months ended December 31, 2001.

         Interest expense for the three months ended December 31, 2001 was comparable to interest expense for the corresponding period in 2000. For the three months ended December 31, 2001, an increase in interest expense attributable to the recording of non-cash interest associated with the intrinsic value of the beneficial conversion feature of the Convertible Debentures was offset by a decrease in interest expense associated with the transponder agreements and a decrease in the amortization of deferred financing costs due to the extension of the term of the Credit Facility to March 31, 2003.

          Transponder Penalty. When the Transponder Agreement was terminated in May 2001, Directrix owed Loral approximately $6.1 million for past due service fees and a $4.6 million early termination charge that was recorded during the nine months ended December 31, 2001. The parties entered into a July 13, 2001 letter agreement and Term Sheet ("Settlement Agreement"), which provided for Loral to extinguish its receivable and the early termination charge for a note under the credit facility, preferred stock and warrants. The
Settlement Agreement was to take effect with the consummation of the Playboy Transaction on September 20, 2001 but was contingent upon the parties entering into definitive documentation by January 14, 2002. To date, the parties have not entered into definitive documentation or agreed to extend the drop-dead date of the Settlement Agreement. As a consequence of the foregoing, the Settlement Agreement as it impacts Loral is not currently in effect. The Settlement Agreement as it relates to the Transponder Agreement is further described below under "Liquidity and Capital Resources, Restructuring Plan, Termination of Directrix' Transponder Services Agreement ".

         Directrix recognized $0.8 million and $2.7 million, respectively, of revenue attributable to the leasing of transponders for the three and nine months ended December 31, 2000 of which $0.7 million and $2.3 million, respectively, related to EMI. As a result of the May 2001 termination of the Transponder Agreement,

Directrix recognized approximately $0.1 million of revenue from transponder leasing for the nine months ended December 31, 2001.

         Net Loss. For the nine and three months ended December 31, 2001, Directrix reported net losses of $9.9 million and $6.9 million, respectively, as compared to net losses of $7.3 million and $2.4, respectively, for the corresponding periods in 2000. The increase in the net losses for the nine months ended December 31, 2001 and the decrease in the net loss for the three months ended December 31, 2001 were attributable to all the factors noted above. Management expects to continue to incur net losses at least until the restructuring plan described below is fully implemented. See, Liquidity and Capital Resources, Restructuring Plan.

Liquidity and Capital Resources

Working Capital. Directrix had a working capital deficiency of $14.0 million on December 31, 2001 as compared to a working capital deficiency of $11.4 million on March 31, 2001. The increase in working capital for the nine months ended December 31, 2001 was primarily attributable to the inclusion of a $4.6 million early termination charge associated with the termination of the Transponder Agreement. Directrix' working capital deficiency, coupled with the fact that it is has incurred net losses since inception of $6.1 million and $10.3 million for the years ended March 31, 2000 and March 31, 2001, respectively, and a net loss of $9.9 million for the nine months ended December 31, 2001 raise substantial doubt about Directrix' ability to continue as a going concern. Directrix' continued existence is dependent upon several factors, including management's ability to successfully implement the restructuring plan described below and its ability to generate operating cash flow via execution of its long-term business plan. To date, management has not yet secured the consent of Loral, which is one of the parties to the Settlement Agreement) (described below in "Restructuring Plan, Termination of Directrix' Transponder Services Agreement"), to the final phase of the restructuring plan which is a precondition to Directrix' ability to raise needed capital. If management is unable to secure the required consent, Directrix will be forced to pursue other alternatives which may include filing a petition under the Bankruptcy Code. If Directrix is forced to file a bankruptcy petition, its business will most likely be adversely affected. Moreover, there is no assurance that Directrix will be able to file a reorganization plan that will enable it to remain in business and it may be forced to cease operations and liquidate. Even if Directrix is able to implement a restructuring plan along the lines described below and secure new financing, there is no assurance that Directrix will be able to realize its long-term business plan and achieve profitability. Moreover, there can be no assurance that the successful implementation of the business plan will improve operating results and/or result in Directrix achieving profitability. There also can be no assurance that unforeseen circumstances could prevent Directrix from achieving its goal.

Credit Facility. Directrix has a $4.5 million revolving line of credit ("Credit Facility") pursuant to the terms of a March 15, 1999 Loan and Security Agreement, as amended by the Amended and Restated Loan and Security Agreement dated February 15, 2000 (as amended, the "Loan Agreement"). As of December 31, 2001, Directrix had drawn down approximately $4.2 million under the Credit Facility and is not permitted to make any further drawdowns. The Chief Executive Officer, the President and four unrelated parties (collectively, the "Lenders") provided the Credit Facility. The Credit Facility bears interest at 11% per annum, which was originally payable monthly, and was to mature on March 15, 2002. Directrix pledged substantially all of its assets as collateral for this obligation.

         The Credit Facility was amended under the Settlement Agreement (described below under "Restructuring Plan, Restructuring of the Credit Facility and Settlement Agreement") to extend the maturity date to March 31, 2003, revise the stockholder's equity financial covenant and permit interest to be paid in kind in Directrix common stock ("Common Stock"). Under the proposed global restructuring, (described below under "Restructuring Plan, Proposed Global Restructuring and New Financing"), the Lenders proposed converting the Credit Facility into Common Stock.

Subordinated Convertible Debentures. Directrix placed $500,000 of convertible debentures ("Debentures") in an offering completed on June 30, 2001. In July 2001, Directrix offered up to $600,000 of a second series of convertible debentures with the same terms as the Debentures. Through December 31, 2001, Directrix placed $375,000 of Debentures from the second series; $50,000 of Debentures were issued to an executive officer of Directrix.

         The Debentures are convertible into shares of Common Stock at any time, at the option of the holders, at a conversion rate of $1.50 per share of Common Stock. The conversion rate is subject to anti-dilution protection for stock splits, stock dividends, stock reclassifications and mergers. Directrix can require conversion at any time if the average trading price of its common stock is over $5.00 for any ten consecutive trading days prior to maturity. The Debentures mature on March 31, 2003, are senior to all of Directrix' other obligations other than the Credit Facility and Interim Financing and bear interest at 6% per annum, payable at maturity. Directrix can elect to PIK the interest payment in Common Stock in lieu of a cash interest payment. Directrix granted the Debenture holders' registration rights for the shares of common stock into which the Debentures are convertible and has committed to file the registration statement during the year ended March 31, 2002.

         During the three and nine months ended December 31, 2001, Directrix recorded non-cash interest expense attributable to the intrinsic value of the beneficial conversion feature of the convertible debentures of $125,000 and $437,500, respectively, based on the difference between the conversion price and the fair market value of Directrix common stock on the February 28, 2001 and July 16, 2001 commitment dates. Through December 31, 2001, Directrix recorded an aggregate of $31,000 of accrued interest attributable to the first and second series of the Debentures. Under the proposed global restructuring, Directrix proposed converting the Debentures into Common Stock as discussed below in "Restructuring Plan, Proposed Global Restructuring and New Financing".

Warrants. As part of the fee arrangement for assisting with the Playboy Transaction, Directrix issued to Kingston a five-year warrant to acquire 100,000 shares of Directrix common stock at an exercise price of $2.90 per share, the fair market value of Directrix stock on the grant date. The aggregate fair market value of the warrants (preliminarily determined by management using the Black-Scholes pricing model) amounts to approximately $0.2 million and is capitalized as a deferred lease cost on the accompanying balance sheet. Directrix has committed to issue to Playboy upon execution of the Master Services Agreement, a five-year warrant to acquire 650,000 shares at an exercise price of $3.45 per share. As part of the Settlement Agreement, Directrix issued five-year warrants to acquire 125,000 shares to the Credit Facility holders. Directrix will also issue warrants to acquire 200,000 shares to each of Loral and the two executive officers of Directrix (as a group) if and when the Restructuring Agreement as it relates to the extinguishment of the Loral receivable and early termination charge takes effect. All of the warrants have an exercise price of $3.00 per share. The aggregate fair market value of the warrants (preliminarily determined by management using the Black-Scholes pricing model) issued to the Credit Facility holders amounts to approximately $0.3 million and is being amortized over the term of the Credit Facility.

         The final determination of the valuation of the warrants described above will be based on an analysis done by Directrix.

Restructuring Plan. Management developed and is in the process of implementing a multi-phase restructuring plan. The restructuring plan addresses the areas that management believes are critical to the realization of Directrix' short and long-term plans which include (i) the termination of Directrix' transponder services agreement, (ii) the establishment of the West Coast Facility, (iii) the transition of its existing business to the West Coast Facility and attracting new business, (iv) the restructuring of Directrix' capital structure and (v) securing new financing. As noted above in "Working Capital", management has not yet secured the consent of Loral, which is one of the parties to the Settlement Agreement (described immediately below), to the final phase of the restructuring plan which is a precondition to Directrix' ability to raise needed capital. If Directrix is unable to implement the final phase of the restructuring plan and thereby secure new financing, it may forced to file a petition under the Bankruptcy Code.

         Termination of Directrix' Transponder Services Agreement. In May 2001, Directrix terminated its Transponder Agreement with Loral and transferred its transponder service customers to Loral. When the Transponder Agreement was terminated, Directrix owed Loral approximately $6.1 million for past due service fees and a $4.6 million early termination charge. The parties entered into a Settlement Agreement which provided for Loral to extinguish its receivable and the early termination charge in exchange for Directrix' issuance to Loral of:
(i) a $1.65 million note under Directrix' $4.5 million credit facility (the "Credit Facility"), (ii) $3.0 million face amount of a new Series B junior preferred stock ("Series B Preferred") and (iii) a five-year warrant to acquire 200,000 shares at an exercise price of $3.00 per share.

         The Settlement Agreement was to take effect with the consummation of the Playboy Transaction on September 20, 2001 but was contingent upon the parties entering into definitive documentation by January 14, 2002. To date, the parties have not entered into definitive documentation or agreed to extend the drop-dead date of the Settlement Agreement. In addition, Loral and Directrix have been unable to agree on the terms of the global restructuring as it impacts Loral. While Directrix is prepared to extend the term of the Settlement Agreement, it will do so only if Loral and Directrix can agree on the terms of the global restructuring. As a consequence of the foregoing, the Settlement Agreement as it impacts Loral is not currently in effect.

         Management terminated the Transponder Agreement because (i) Emerald Media ("EMI"), Directrix' major customer of subleased transponder services, had failed to pay in full amounts owed for transponder services ands ultimately ceased operations and (ii) it believed that the direct leasing of satellite transponders no longer fit into Directrix' long-term plans. By terminating the Transponder Agreement, Directrix eliminated its largest recurring monthly charge.

         Directrix recognized $0.8 million and $2.7 million, respectively, of revenue attributable to the leasing of transponders for the three and nine months ended December 31, 2000 of which $0.7 million and $2.3 million, respectively, related to EMI. As a result of the May 2001 termination of the Transponder Agreement, Directrix recognized approximately $0.1 million of revenue from transponder leasing for the nine months ended December 31, 2001.

         As noted above, Directrix has not yet issued the preferred stock and this aspect of the Settlement Agreement has not taken effect. If issued, the Series B Preferred will have the same terms as the Series A Preferred (which is described below in Restructuring of the Credit Facility and Settlement Agreement) except that it will be junior to the Series A Preferred on liquidation preference, will have a $3.00 per share conversion price which will be subject to volume weighted adjustment for issuances of Common Stock or convertible securities with an issue or conversion price less than the Series B Preferred conversion price, and will have no voting rights or rights to appoint Board members. Under the proposed global restructuring, (described below under "Restructuring Plan, Proposed Global Restructuring and New Financing"), all aspects of the Settlement Agreement will take effect; the Series A Preferred and Series B Preferred will be deemed issued and converted into Common Stock.

         Establishment of the West Coast Facility. Management believes that the establishment of the West Coast Facility is critical to the realization of its long-term business plan. To finance the acquisition, renovation and outfitting of the West Coast Facility Directrix entered into a three party letter of intent with Kingston Investors Corp. ("Kingston") and Playboy, under which Kingston agreed to purchase the building and make improvements to the property and enter into a triple net lease of the property with Directrix for fifteen years. During final negotiation, the transaction was restructured and under the revised arrangement among the parties, Kingston acquired the property on September 20, 2001 and triple net leased the property to Playboy under a 15 year Master Lease. Playboy then subleased, on a triple net basis, approximately 55% of the property to Directrix under a 15-year Sublease that provides for monthly sublease payments of approximately $100,000 in the first year increasing 3% per year for the first 10 years. For the last five years of the sublease, the sublease payment will be 110% of the tenth year payment. Directrix is required to pay its proportionate share of the insurance, real estate taxes and operating expenses of the facility. The Sublease commences in stages; rent on Studio A commences 30 days after Kingston delivers Studio A renovated in accordance with specifications set forth in the Master Lease, anticipated to occur in the calendar quarter ended September 30, 2002; the balance commences 30 days after the remainder of the subleased premises are renovated in accordance with the work letter attached to the Master Lease.

         On September 19, 2001, the parties executed a binding agreement under which Directrix will provide to Playboy network origination, studio facilities and related technical services in consideration of Playboy's payment of the service fees provided for in the most recent draft of the Master Services Agreement. In the September 19th agreement the parties agreed to execute the long form Master Services Agreement once the financing arrangements for the equipment and integration services associated with outfitting the West Coast Facility were finalized. The letter agreement also provides for Directrix to manage the West Coast Facility and charge back to Playboy its proportionate share of the operating expenses.

         Under the Master Services Agreement, the minimum monthly service payments will be $257,500 per month, increasing 3% per year. Directrix will begin providing studio services when Studio A is operational in accordance with technical specifications set forth in an exhibit to the Master Services Agreement, anticipated to occur approximately 30 days after Kingston delivers a renovated Studio A. Network origination services will commence when Directrix is capable of originating the networks from the West Coast Facility. Playboy granted Directrix a right of first refusal to provide substantially all of its technical service needs.

         In July 2001, Playboy acquired the four networks operated by Califa and VODI. Directrix will provide network origination services for theses four networks in addition to providing network origination services for all of Playboy's other networks from the West Coast Facility. The parties agreed to extend the existing service agreements until the networks are originated from the West Coast Facility. When the parties execute the Master Services Agreement, Directrix will issue a warrant to Playboy to acquire 650,000 shares of its common stock at an exercise price of $3.45 per share.

         Under the Master Services Agreement, Directrix is to provide equipment, integration and technical improvements necessary to provide the services under the agreement when the facility is operational. To finance the equipment and improvements, Playboy has entered into a Memorandum of Understanding with Sony Financial Services, LLC ("SFS") under which SFS will provide between $7.0 million and $8.0 million of equipment lease financing (including system integration fees and maintenance agreements) for the facility. The parties are currently finalizing the amount of financing to be provided. Directrix will have the right to use the equipment on a pass-through basis under an agreement currently being finalized with Playboy. There are can be no assurances that the equipment lease financing arrangements will be finalized.

         Directrix has recorded approximately $500,000 of expenses attributable to the establishment of the West Coast facility including legal fees, financing fees and the issuance of warrants to Kingston as part of its fee. These amounts have been capitalized as deferred lease costs on the accompanying balance sheet and will be amortized over the 15-year term of the Master Services Agreement.

         Transition of its Existing Business to the West Coast Facility and Attract New Business. Although Playboy will serve as the anchor tenant for the West Coast Facility, the facility will have the capacity to provide network origination, studio facilities and other technical services to additional customers and will have two additional studios that will only be partially utilized by Playboy. Management intends to transition Directrix' existing service agreements for the networks operated by Playboy (including the networks formerly owned by Califa and VODI) to the West Coast Facility, and anticipates providing services to additional customers from the facility.

         After transitioning Directrix' existing service agreements for the networks operated by Playboy, to the

West Coast Facility, Directrix will have substantial unused capacity at its Northvale facility. Management would prefer to maintain the Northvale facility and have operation centers on both coasts and is currently exploring several options for the productive utilization of the facility, including diversifying its East Coast customer base or subleasing the facility to a third party. There can be no assurances that Directrix will be successful in obtaining new business sufficient to maintain operation centers on both coasts or finding a lessee for the Northvale facility.

         Restructuring of the Credit Facility and Settlement Agreement. Directrix is attempting to complete a global restructuring of its capital structure and raise additional capital. To date, management has not yet secured the required consent of Loral, which is one of the parties to the Settlement Agreement, to the proposed restructuring plan. If management is unable to secure the consent of all the parties, Directrix may be forced to file a petition under the Bankruptcy Code. The status of these negotiations and Directrix' options should it be unable to implement the restructuring plan are described below in Proposed Global Restructuring and New Financing.

         In July 2001, Directrix entered into a Settlement Agreement with Loral which also modified the terms of the Credit Facility. As noted above, the Settlement Agreement was to take effect with the consummation of the Playboy Transaction on September 20, 2001 but was contingent upon the parties entering into definitive documentation by January 14, 2002. To date, the parties have not entered into definitive documentation or agreed to extend the drop-dead date of the Settlement Agreement. While those aspects of the Restructuring Agreement that deal with Loral's agreement to extinguish its receivable and early termination charge have not taken effect, the aspects of the Restructuring Agreement that modified the Credit Facility have taken effect.

         As of December 31, 2001, Directrix had drawn down $4.2 million under the Credit Facility. While the Credit Facility was to mature on March 15, 2002, Directrix could not draw down any further advances after March 15, 2001. The Credit Facility was secured by a first lien on all of Directrix' assets. To facilitate the agreement with Loral and enhance Directrix' ability to attract new capital, Directrix negotiated a restructuring of the Credit Facility as part of the Settlement Agreement. Under the Settlement Agreement, the holders of the Credit Facility agreed to (i) extend the maturity date by one year until March 31, 2003, (ii) permit Directrix to pay in kind ("PIK") the interest payment with shares of Directrix common stock ("Common Stock") and (iii) revise the stockholders' equity covenant. In consideration of the foregoing, Directrix issued to the holders of the Credit Facility, excluding Loral and the two executive officers of Directrix who agreed to swap their portion of the Credit Facility for a new Series A of senior preferred stock ("Series A Preferred") and warrants to acquire 200,000 shares of Common Stock (which have not yet been issued as described below), warrants to acquire 125,000 shares of Common Stock at an exercise price of $3.00 per share. As noted above, the Settlement Agreement was to take effect on the consummation of the Playboy Transaction which occurred on September 20, 2001.

         Under the Settlement Agreement, the Credit Facility notes held by two executive officers of Directrix, which aggregated $1.65 million at September 20, 2001, were to be cancelled and were intended to be replaced with $1.65 million face amount of Series A Preferred, which has not yet been issued. Warrants to acquire 200,000 shares of Directrix common stock were also to be issued. The warrants were to have an exercise price of $3.00 per share and were to be exercisable for five years. Because this aspect of the Restructuring Agreement has not yet taken effect, the Series A Preferred and warrants have not been issued and the officers currently retain their $1.65 million of Credit Facility notes. Under the proposed global restructuring, (described below under "Restructuring Plan, Proposed Global Restructuring and New Financing"), all aspects of the Settlement Agreement will take effect; the Series A Preferred will be deemed issued and converted into Common Stock. If issued, the Series A Preferred will bear a 6% cumulative dividend which Directrix may, at its option, PIK in Common Stock, will be senior in liquidation preference to the Series B Preferred and will be convertible at $1.50 per share. The conversion price will be subject to standard anti-dilution adjustments for stock splits and dividends and recapitalizations, and adjustments for issuances of Common Stock or convertible securities with an issue or conversion price less than the Series A Preferred conversion price. The Series A Preferred will also be entitled to vote on an as converted basis and the holders will have the right to appoint two members to the Directrix Board of Directors. The holders of the Series A Preferred will have the right to demand redemption after 10 years or upon change in control of

Directrix (such as if a person or group acquires more than 35% of the outstanding voting securities). Directrix will have the option of paying the redemption price in cash or as a PIK in Common Stock.

         The holders of the Credit Facility agreed to permit Directrix to PIK the interest payment owed on the Credit Facility with shares of Common Stock for the period from June 1, 2001 through September 19, 2001. (Under the Settlement Agreement, Directrix can PIK the interest on the Credit Facility on a going forward basis.) Directrix issued 53,230 shares of Common Stock with an aggregate fair market value of $156,000 as the PIK interest payment for the period from June 1, 2001 through September 30, 2001 and issued 54,500 shares of Common Stock with an aggregate fair market value of $117,156 as the PIK interest payment for the three months ended December 31, 2001. The PIK interest payments are accounted for at its fair market value on the accompanying statement of stockholders' deficit.

         Proposed Global Restructuring and New Financing. The final phase of management's plan is to locate a new source of working capital. Management forecasts that Directrix will require additional funding to complete the buildout of the West Coast Facility and to provide for the deficiency in working capital until Directrix generates operating cash flow. Directrix had initially planned to put the West Coast facility into operation during the first calendar quarter of 2002 but because of delays in finalizing the Playboy Transaction, this date has been pushed back into the third calendar quarter of 2002. The delay in the completion of the West Coast facility has heightened Directrix' need for additional funding.

         As a preliminary step, Directrix secured an aggregate of $611,500 of interim financing ("Interim Financing") in a private placement to existing shareholders and investors of which $437,500 was placed during the three months ended December 31, 2001 and the balance during the next two months. The terms of the Interim Financing include a one year note secured by a perfected first lien on Directrix' assets. (Under a letter agreement dated October 28, 2001, the Credit Facility holders agreed to subordinate their security interest to the Interim Financing holders' first lien.) The interim financing notes bear 20% interest payable upfront in shares of Directrix common stock which Directrix is recognizing as interest expense over the term of the notes. During the three months ended December 31, 2001, Directrix issued 35,635 shares of Common Stock as payment of interest on the notes and discounted the principal value of the notes by the unamortized portion of the interest expense. During the two months ended February 2002, Directrix issued 18,297 shares of Common Stock as payment of interest on the notes.

         To date, management has been unable to secure financing beyond the Interim Financing, and believes that it will not be able to secure additional financing unless it can first restructure its capital structure. Directrix proposed a comprehensive restructuring plan that would convert the interests of the holders of the Interim Financing, Credit Facility, Debentures and Series A and Series B Preferred into Common Stock. These steps were based on the assumption that all of the terms of the Settlement Agreement would be in effect. As part of this plan, Directrix would implement a revised business plan which provided for, among other things, further reductions in its executives' salaries.

         If Directrix was able to implement a restructuring plan along the lines described above, Directrix could have secured preliminary commitments for $2.0 million of new financing. However, Directrix has not yet secured the consent of Loral, which is one of the parties to the Settlement Agreement, and has been forced to consider other options, including filing a petition under the Bankruptcy Code. If Directrix is forced to file a bankruptcy petition, its business will most likely be adversely affected. Moreover, there is no assurance that Directrix will be able to file a reorganization plan that will enable it to remain in business and it may be forced to cease operations and liquidate.

         Even if Directrix is able to implement a restructuring plan along the lines described above and secure new financing, there is no assurance that Directrix will be able to realize its long-term business plan and achieve profitability. Moreover, there can be no assurance that the successful implementation of the business plan will improve operating results and/or result in Directrix achieving profitability. There also can be no assurance that unforeseen circumstances could prevent Directrix from achieving its goal.

Commitments and Contingencies.

         Legal Proceedings - Logix. Directrix was named as a defendant in an action brought by Logix Development Corporation ("Logix") in the Los Angels County Superior Court (Logix, et. al. v. Emerald Media, Inc., et. al., Case No. BC250732) in May 2001. Logix also named as defendants in the action Spice Entertainment Companies, Inc. and New Frontier Media, Inc. ("New Frontier"). The suit arises out of EMI's sale of its customer list to a wholly owned subsidiary of New Frontier and alleges, among other things, that the sale was in derogation of Logix' rights to the customer list. The initial complaint alleged breach of contract, fraud and negligent misrepresentation and sought damages in excess of $10 million. Directrix is obligated to defend the suit on behalf of Spice Entertainment Companies, now a subsidiary of Playboy Enterprises, Inc.

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

         On March 7, 2002 Logix filed a Motion for Leave to Amend Complaint which proposed to add new parties to the action and additional causes of action. Logix is now seeking damages of not less than $90 million plus exemplary damages. Directrix believes the Logix suit and the New Frontier cross complaint are without merit and is engaged in a vigorous defense of the action. A June hearing is currently scheduled.

         Collection Actions. Directrix is a party to several collection actions. The amount sought to be recovered aggregates approximately $217,000. The largest amount sought was in a suit instituted by the Xerox Corporation in the Supreme Court of the Sate of New York which seeks damages of approximately $82,000 plus counsel fees and is attributable to alleged breaches of leases for office equipment. The other suits seek damages of amounts less than $50,000. Directrix intends to contest these suits and/or seek to settle these and other outstanding payables. There are no assurances that Directrix will be able to negotiate favorable terms on which to settle these amounts. Directrix has not filed or paid its employment withholding taxes since September 30, 2001. The amount, exclusive of any penalties which may be assessed, is recorded as an other current liability on the accompanying balance sheet.

Explicit Rights Agreement.

         As part of the Merger and under an Explicit Rights Agreement, Directrix was to receive a royalty free license of the explicit rights for distribution in the domestic C-band market and via the Internet for adult movies licensed by Playboy under Spice's license agreements which Playboy succeeded to after the Merger where the adult licensors executed licensor consents. Approximately 30 adult licensors executed licensor consents. Directrix was unable to secure theses rights because Playboy acquired these rights itself, refused to make these rights available to Directrix and/or frustrated Directrix' efforts to secure these rights. Directrix noticed Playboy of its breach of the Explicit Rights Agreement shortly after the Merger and most recently in December 2001 and to date Playboy has not cured the breach. Directrix estimates that its damages attributable to the failure to receive the C-band Explicit Rights and the Internet Explicit Rights are substantial. Directrix is attempting to negotiate a resolution of this matter with Playboy.

                           PART II - OTHER INFORMATION


Item 1:         Legal Proceedings.

                See Part I, Item 2, Management's Discussion and Analysis, Commitments and Contingencies, Legal Proceedings for a discussion of Legal Proceedings.

Item 2:         Changes in Securities and Use of Proceeds.

                See the discussion under Part I, Item 2, Management's Discussion and Analysis, Restructuring Plan, New Financing, for a discussion of unregistered equity securities issued by Registrant during the three months ended December 31, 2001.

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